Form 10-K
period 2007-12-31
INTELLON CORP
filed 2008-03-27
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

INTELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	333-144520	59-2744155
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5100 West Silver Springs Boulevard, Ocala, FL	34482
(Address of Principal Executive Office)	(Zip Code)

(352) 237-7416

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of January 16, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $99,038,328 based on the $6.00 per share price at which the registrant’s common stock was last sold as a result of the exercise of an over-allotment option by the underwriters following the registrant’s initial public offering. The registrant has elected to use January 16, 2008 as the calculation date because on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a private company and there was no public market for its common stock. As of March 17, 2008, there were 31,339,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of December 31, 2007.

INDEX

PART I

PART I

Item 1.	Business.

This Annual Report on Form 10-K contains “forward-looking statements” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. All period references are to our calendar year-end periods unless otherwise indicated.

Overview

We are a leading fabless semiconductor company that designs and sells integrated circuits (ICs) for high-speed communications over existing electrical wiring. Our ICs enable home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. We also sell our ICs for use in powerline communications applications in electric utility and other commercial markets. In the utility market, our ICs enable various smart grid applications, which help utilities monitor and manage in-home electricity consumption during peak periods. In the commercial market, our ICs enable the distribution of broadband services over existing electrical wiring and coaxial cable to individual units within apartment buildings and other multiple dwelling units.

Consumer demand for broadband services and the proliferation of digital video, audio and data content are driving the rapidly growing market for home connectivity. We believe our solutions are particularly well-suited to address the challenges of sharing entertainment content throughout the home. Products using our ICs are easy to install and use, and deliver connectivity through electrical outlets across the home. Our newest ICs also meet the performance demands required for the delivery of high-definition video content.

Our largest and primary market is the digital home, which we define as a home enabled with high-speed connectivity among devices such as personal computers and consumer electronics products. In the digital home, our ICs are used in both powerline-to-Ethernet adapters, which can be used to connect products having Ethernet ports, and in embedded products, where our ICs are incorporated directly into the product. To date, most of our HomePlug® IC products have been used in powerline-to-Ethernet adapters to provide connectivity between broadband modems or routers and personal computers, set-top boxes, gaming consoles and other electronic products, through the existing electrical wiring within a home.

We believe we are a leader in powerline communications technology, which uses existing electrical wiring as its network medium. We developed and patented the baseline technology behind the initial standard adopted by the HomePlug Powerline Alliance, a global industry group formed to create and promote standards for powerline communications. We introduced the first HomePlug-based IC in 2001, and have since developed several new generations of HomePlug-based ICs. In 2006, we introduced the first HomePlug AV-based IC, which can deliver the quality of service required to support reliable, uninterrupted distribution of standard- and high-definition video among personal computers and consumer electronics products. We have seven registered trademarks including: Intellon, No New Wires, PLC4Trucks, PLC4Trucks and Design, PowerPacket, Spread Spectrum Carrier and SSC.

We were founded in 1989 in the State of Florida and are currently incorporated in the State of Delaware. Our principal executive offices are located at 5100 West Silver Springs Boulevard, Ocala, Florida 34482, and our telephone number is (352) 237-7416. Our website address is http://www.intellon.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, through a link on the Investor Relations section of our website, we make available free of charge our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities Exchange Commission (SEC).

Description of Our Business

Industry Background

The market for home networking and audio/video connectivity in the digital home is experiencing rapid growth driven, in part, by the following trends:

•	Increased penetration and use of broadband access across the home and improvements in cable modem and digital subscriber line (DSL) technologies;

•

Growing demand for high-definition (HD) video through the introduction of high-definition television (HDTV) technology, digital video recorders (DVRs), set-top boxes and service provider programming; and

•

Convergence of personal computers and consumer electronics products driving the need for Internet sharing and audio/video connectivity in the home, including an increasing need for reliable transmission capacity, known as bandwidth or throughput.

These trends create challenges that suppliers of home networking technologies must address in providing connectivity solutions:

Ease of Installation and Use. We believe that consumers want home connectivity solutions that are easy to install, reliable and simple to use. Although some consumers are willing to install new wiring and endure complex set-up requirements, we believe the broader consumer market expects solutions that avoid the cost and inconvenience of installing new wires. The same is true for service providers. As service providers broaden their deployment of higher bandwidth services such as Internet Protocol Television (IPTV), movies-on-demand and whole home access to DVR content, the costs associated with installation and maintenance of home connectivity solutions have become increasingly important. Networking technologies that can reduce the need for professional, in-home installation, the time involved when professional installation is required and the frequency of follow-up service calls can provide significant operational cost savings for service providers.

Whole Home Connectivity Requirements. With the growing use of digital media and HD video within the home, we believe consumers and service providers want connectivity solutions that work reliably across the home, rather than just in limited areas of the home. Laptop mobility and the need for convenient access to the Internet for data networking largely drove early demand for home connectivity. Wi-Fi has been the predominant home networking technology to address these needs. Today, consumers want to access and distribute their digital content, such as HD video and music, anywhere in the home. However, achieving connectivity throughout the house using wireless technology can be challenging because of range limitations and interference from other devices in the home.

Higher Quality of Service Requirements. The quality of service requirements for home connectivity are becoming increasingly demanding. As Internet traffic is typically transmitted in short, uneven bursts, the quality of service required for sharing an Internet connection over a home network is relatively low, and current wireless technologies are often suitable for this application. The introduction of devices and applications for streaming audio and video content has introduced much higher quality of service demands on home networks due to higher data rates and the need for continuous, uninterrupted bandwidth. In particular, distributing an HDTV signal, which generally contains substantially more data than a standard-definition TV signal, imposes extremely high quality of service standards on home networks. During HDTV signal delivery, any interruption in data transfer caused by bandwidth constraints can result in significantly degraded image quality. With the proliferation of new media devices and applications within the home, consumers are increasingly demanding quality of service standards from their home networking solutions that cannot be satisfied by wireless technology.

Connectivity Alternatives—The Powerline Advantage

A number of different technologies seek to address the growing need for home connectivity. Although these technologies facilitate some aspects of home networking, we believe that they have limitations and that an additional wired network technology is needed to handle the growing and more demanding multi-media connectivity requirements of the digital home. For example, Ethernet local area networks (LANs) deliver high throughput rates, which are typically measured in Megabits per second (Mbps), but may require installation of new wires and may not offer outlets where they are needed. The current Ethernet standard also lacks a quality of service feature. Wireless LANs offer mobility to users and high throughput, but have range limitations, can experience interference, currently lack a standards-based quality of service and can be difficult to set up and configure, particularly where consumer electronics products are involved. Coaxial cable LANs provide high throughput and offer the quality of service required for reliable HD video distribution, but have a limited number of outlets in the home. Coaxial cable is also less common outside of the United States. Telephone wiring LANs deliver video content with quality of service assurances, but do not typically have a large number of outlets in the home and often offer lower throughput than other technologies.

We believe that powerline communications provides the most complete wireline connectivity solution for the digital home and is complementary to wireless connectivity. Although wireless provides a capable connectivity solution for mobile devices and basic data connectivity, we believe that wireless connectivity alone is insufficient for the reliable whole-home distribution of audio/video content. We believe powerline communications also offers greater flexibility and convenience than Ethernet, coaxial cable and telephone wiring LANs because it uses the existing electrical wiring and outlets in the home to create the home network. In-Stat estimates that a typical U.S. home may have an average of 40 to 50 electrical outlets, compared to an average of 3 to 5 coaxial cable outlets and as few as 2 to 3 telephone outlets. The large number of available outlets allows powerline communications to provide effective connectivity in more areas of the home than other wired connectivity solutions or wireless solutions subject to range and quality of service limitations. In addition, we believe powerline communications is easier to install and use than the other connectivity solutions, making powerline communications attractive for consumer retail products as well as service provider applications. Powerline communications can also provide the quality of service required for HD video distribution.

Although we believe that powerline communications solutions offer advantages relative to other wireline and wireless connectivity solutions, powerline communications also faces challenges such as limited throughput, reliance on a single channel and potential interference, or noise, on the powerline. As all connectivity technologies have relative strengths and limitations, we anticipate that many homes will use a hybrid network combining different connectivity technologies to meet their in-home networking requirements. Powerline communications is particularly well-suited for hybrid networks because of the large number of available electrical outlets in the typical home. For example, powerline communications can be used to extend the range of Wi-Fi and Ethernet LANs. In addition, powerline communications can be used to connect products that need to be plugged in while Wi-Fi is used as a separate network for mobile devices, thereby increasing the total available network capacity in a home.

Our Solution.

We currently focus on four primary markets:

Digital Home. Our largest market is the digital home. Our HomePlug-based ICs provide in-home connectivity for a variety of services and applications including IPTV and broadband distribution as well as movies-on-demand. Our ICs are used in both powerline adapters, which are add-on accessories that provide powerline connectivity to other products, and embedded products, where the IC is incorporated directly into an end-user product such as a set-top box or home gateway. Our connectivity solutions offer consumers a simple, reliable and cost-effective way to move entertainment content, including high-definition video, and information throughout the home without incurring the expense and inconvenience of installing new wires. To date, most of our ICs for the digital home have been used in powerline-to- Ethernet adapters, which can be used as No New Wires® “extension cords” connecting personal computers and consumer electronics products that support Ethernet connectivity. Products containing our ICs can also be used to create hybrid networks to allow greater connectivity across the home.

Electric Utility. Our HomePlug-based ICs are used by electric utilities in a number of applications designed to help them to enable an efficient, reliable and secure electrical distribution system that can be monitored remotely, known as a smart grid. These smart grid technologies include advanced residential electricity meters, which enable utilities to monitor real-time electricity consumption in their customers’ homes and send signals to limit use of certain appliances during peak demand periods, known as demand response, thereby improving operating efficiencies and reducing the need to construct new power plants. In addition, our ICs enable utilities to use powerline-enabled security cameras and other products to monitor utility assets and the performance of transformers and other devices connected to the electric grid, allowing them to identify outages more quickly and schedule repairs on a preventive basis.

Commercial. Our HomePlug-based ICs are also used in the commercial market by service providers and other customers to distribute Internet, video-on-demand and other services over existing electrical wiring and coaxial cable to individual units within multiple dwelling units (MDUs) such as apartment buildings, condominiums and hotels. In this application, our ICs provide No New Wires communications from a central access point within the MDU building to the individual units. The demand for these MDU installations is growing rapidly, particularly in urban locations in Asia that are experiencing rapid expansion of Internet access and video services.

Automotive. We provide our earlier generation command and control ICs to enable anti-lock brake system monitoring in tractor-trailer trucks, a function mandated by the U.S. Department of Transportation. Our ICs enable this function by communicating over the same electrical wires that carry other signaling information between the truck’s cab and trailer rig.

Competitive Strengths

We believe that the following competitive strengths will enable us to maintain a leading position in the market for powerline communications ICs:

Experience in Powerline Communications. With over 15 years of experience in powerline communications, we have achieved a significant first-mover advantage. We are the first semiconductor company to ship ICs based on several industry specifications, including the Consumer Electronics Bus (CEBus®) powerline specification, the HomePlug 1.0 specification and the HomePlug AV specification. We believe our extensive experience and deep knowledge of the powerline environment has helped us develop solutions to meet the technical demands faced by powerline communications, particularly the ability to monitor and adjust to changing levels of noise, and to correct errors in transmission.

Leadership in Setting Powerline Standards. We have been a leading participant in setting industry standards for powerline communications. We are a founder and current contributor member of the HomePlug Powerline Alliance, a global industry group formed to create and promote standards for powerline communications in and to the home. We have played a leading role in developing the alliance’s open standards for home and broadband over powerline networking products and services. We invented and patented the baseline technology for the HomePlug 1.0 standard, and we were a major contributor to the baseline technology for the HomePlug AV standard. Our early involvement in the standards process has allowed us to maintain market leadership and time to market advantage in offering industry standard compliant solutions.

Technology Advantage. We have a growing intellectual property portfolio, with 29 United States patents issued and 31 United States patents pending, with foreign counterparts filed in various countries. We have additional patent applications in process. In addition, we actively seek to enhance our technology advantage by protecting our intellectual property. Although we build all of our ICs to comply with open standards, we have also developed and added proprietary extensions and special features to some of our products to provide feature and performance advantages. Based on the 14 Mbps physical layer (PHY) rate HomePlug 1.0 specification, we developed our HomePlug 1.0 with Turbo IC, which has a higher 85 Mbps PHY rate to boost bandwidth and performance and is driving new applications in the marketplace. We refer to the maximum internal speeds of the physical layer of our ICs measured in Mbps as PHY rates.

Strong Customer Relationships. As a leader in the sale of HomePlug-based ICs, we have established customer relationships with over 50 companies that build or sell products using our ICs, as well as with more than 40 service providers that use products containing our ICs in their customer deployments. As of December 31, 2007, we have shipped over 14.7 million units of our HomePlug-based ICs, which have enabled powerline communications in dozens of products addressing the digital home and utility markets. Our customer relationships enable us to identify consumer needs and the needs of our customers, deliver new products with distinct features and develop new customer relationships, all of which contribute to our competitive advantage in our industry. We work closely with service providers to understand and define their technology requirements and ensure that our products address their needs.

Breadth of HomePlug Products. We are the only semiconductor company to offer a line of three different HomePlug-based ICs targeted at different price/performance points. We believe our product mix addresses the different needs of our customers by offering a choice among IC solutions that best meets their performance, cost and functionality requirements. Our broad product offering also enables us to migrate customers to higher performance ICs as their bandwidth and application requirements increase. In addition, we are working to extend the application of our HomePlug technology over other wiring, including some in-home uses of coaxial cable and telephone wiring.

Strategy

Our objective is to extend our leadership in powerline communications technology and to expand our markets over time to other wireline media. We are pursuing the following strategies to achieve this objective:

Extend Our Technology Advantage. We have been a leader in developing the HomePlug powerline standards as well as proprietary extensions to these specifications. We intend to extend our leadership in these areas by continuing to invest in research and development that enhances our powerline communications technology and broadens our connectivity capabilities over other home networking media, including coaxial cable and telephone wiring. In addition, we plan to continue to aggressively expand and protect our intellectual property portfolio. We intend to continue to collaborate with our customers in an effort to develop products and functionality consistent with their requirements and aligned with changing consumer and commercial demands.

Increase Our Penetration of the Digital Home Market. We believe there is opportunity for significant increased adoption of powerline communications in the digital home. We intend to continue to increase our penetration of the digital home market by delivering innovative, easy-to-use and cost-effective products that meet our customers’ needs. By continuing to offer HomePlug-based IC adapters while expanding our embedded HomePlug-based IC product offerings, we aim to broaden our market entry-points and better leverage the sales channels and brands of major original equipment manufacturers (OEMs) and service providers. We believe differentiating our products by adding proprietary extensions, performance-enhancing features and specific functionality will enable us to reach more customers in the digital home.

Increase our Penetration of Other Markets. We intend to extend the reach of our HomePlug-based ICs into other markets such as electric utility and MDUs. We believe there is significant demand for smart grid functionality from electric utility companies seeking to increase operating efficiencies, decrease capital expenditures and increase revenue through additional service offerings. Our HomePlug-based ICs enable utilities and service providers to upgrade their existing infrastructure to enable smart grid functionality in order to provide advanced residential electricity meters and demand response programs which currently cover only a small percentage of utility customers at present. To further penetrate this market, we intend to broaden our interaction with broadband over powerline service providers and electric utilities and increase their awareness of the distinctive aspects of our technology and the functionality it can provide to their networks. We also intend to work with service providers and other customers that distribute Internet, video-on-demand and other broadband services to MDUs such as apartment buildings, condominiums and hotels. We intend to continue the development of our technology and evaluate new markets for our products.

Promote HomePlug Standards and the Intellon Brand. We intend to increase the awareness, promotion and use of powerline communications, HomePlug standards and the Intellon brand through our own activities as well as by working together with the HomePlug Powerline Alliance, our customers and our strategic partners. We intend to leverage the reach and brand recognition of our OEM and service provider customers to drive the increased adoption of the HomePlug technology and our products.

Drive Continued Integration and Price/Performance. We plan to reduce the total solution cost and increase the performance of our products. To accomplish this, we may decide to combine our powerline communications technology with other intellectual property by entering into joint ventures or licensing arrangements with third parties to create lower-cost, more fully-integrated solutions. We also intend to evaluate and potentially pursue the acquisition of businesses or engineering teams that provide technologies, products or skills that complement our current product portfolio.

Our Products

We sell two families of powerline ICs: (i) HomePlug-based ICs, which enable connectivity in digital home, utility and commercial applications; and (ii) command and control ICs, which are used primarily in the trucking industry to monitor anti-lock braking systems. As of December 31, 2007 we had shipped over 21.9 million powerline communications ICs, including over 14.7 million HomePlug-based ICs. Although we intend to continue selling our command and control ICs, we expect future sales of these ICs to decline as a percentage of our total revenue.

Our HomePlug-based ICs are based on HomePlug Powerline Alliance specifications, which we helped to pioneer. We invented and patented the technology that the HomePlug Powerline Alliance subsequently adopted as the baseline technology for the HomePlug 1.0 standard. HomePlug open standards support a wide range of applications and markets. We are the only semiconductor company that sells a family of three different HomePlug-based ICs that offers different price/performance points. Our HomePlug-based ICs include our third-generation HomePlug 1.0 IC, our first generation HomePlug 1.0 with Turbo IC, and our first and second generation HomePlug AV-based ICs. The following table summarizes our current product offerings, which are discussed in more detail below. Although useful for purposes of comparing the relative performance of each IC’s internal PHY rate, the PHY rates shown in the table below do not represent the communications throughput achieved in actual use, which is always lower than the stated internal PHY rate of the IC.

HomePlug 1.0 and 1.0 with Turbo. Our HomePlug 1.0 ICs principally target data and basic broadband connectivity. Our HomePlug 1.0 with Turbo ICs are based on and interoperate with HomePlug 1.0, but feature proprietary functionality that gives these ICs more throughput, expanding the capability for higher speed broadband and standard-definition television connectivity. Both our HomePlug 1.0 and 1.0 with Turbo ICs feature built-in 56-bit data encryption standard (DES) security.

HomePlug AV. Our newest products, our HomePlug AV-based ICs, have increased throughput that enables gamers, television viewers and music listeners to distribute standard or HD video and audiophile quality audio over existing electrical wiring in the digital home. These ICs provide advanced forward error correction, channel adaptation and quality of service guarantees to improve the quality of video. Our HomePlug AV-based ICs use built-in 128-bit advanced encryption standard (AES) security. Our INT6300 IC is a cost-reduced version of our INT6000 IC. We have commenced an end of life transition period for our INT6000 IC. Although the HomePlug AV specification allows for the creation of HomePlug AV ICs that interoperate with HomePlug 1.0 ICs, we did not elect to implement that specification option. Accordingly, our HomePlug AV-based ICs coexist with, but do not communicate or interoperate with, our other HomePlug-based ICs, subject to certain priorities accorded to the HomePlug AV-based devices.

Features Common to All of Our HomePlug-based ICs. We sell all of our HomePlug-based products, except the INT6000, with both a baseband transceiver component, which transmits and receives the signal, and an analog front-end component, which performs analog-to-digital signal conversion. We package these components either as a single multi-component module or as a chipset. Customers purchase the analog front-end used with the INT6000 from a third-party source. Our HomePlug 1.0 and HomePlug 1.0 with Turbo ICs include our own analog front-ends.

We implemented certain parts of our HomePlug 1.0 with Turbo ICs and our HomePlug AV-based ICs in firmware as well as hardware. Firmware allows part of the technology instructions needed to operate the IC to be loaded and stored on the IC without electric power. We believe that this architecture provides additional flexibility in making changes to enhance performance and meet specific customer requirements.

Although we originally designed our HomePlug-based ICs to operate over electrical wiring, these ICs can also operate over coaxial cable and telephone wiring for some applications. Some of our customers have released products that use our ICs to enable communications over coaxial cable, and we are exploring further applications of our ICs for communications over coaxial cable and telephone wiring. However, these applications do not currently represent a significant portion of our revenue, and our powerline communications technology would have to be adapted to work effectively on the in-home coaxial cable systems used by most cable providers.

Command and Control and Other Products. In addition to our HomePlug-based products, we sell our earlier generation command and control ICs, which are used primarily in the trucking industry for anti-lock braking system monitoring. Our command and control ICs are the P485 baseband transceiver and P111 analog front-end ICs. These products are based on two industry standards, EIA-600 (the CEBus standard) and SAE J2497 (the brake monitoring solution for tractor-trailer trucks).

We also offer our customers development tools that are necessary for them to develop products using our powerline communications ICs.

Our Technology

Our technology leadership in powerline communications, developed through more than 15 years of experience and through our work with the HomePlug Powerline Alliance, has enabled us to create products that meet the technical challenges posed by high-speed powerline communications. These challenges include high noise levels generated from common household electrical devices; limited transmit power to avoid interference with other consumer devices and protected radio spectrum; difficult signal pathways caused by the in-home distribution of electricity over two electrical circuits, known as two-phase power distribution; signal reflections caused, for example, by the termination of wiring at an unused outlet; and security considerations resulting from the fact that electrical wiring is a shared network.

In-Stat has recognized HomePlug as the dominant standard in powerline communications and forecasts that, by 2010, HomePlug standards will represent 85% of all powerline technology use worldwide. We believe that the HomePlug Powerline Alliance is the only powerline standards organization that includes leading companies from the personal computer and consumer electronics industry groups, has multiple silicon providers offering ICs based on alliance standards and provides a program of certification and interoperability testing. The sponsor companies, which comprise the board of directors of the alliance, include Comcast Corporation, GE Security, Inc., an affiliate of General Electric Co., Intel Corporation, LG Electronics, Linksys, Inc., an affiliate of Cisco Systems, Inc., Sharp Laboratories of America, TCL Group Holding Co., Ltd and Texas Instruments Incorporated. In addition to its released specifications for HomePlug 1.0 and HomePlug AV, the alliance has released a specification for low-speed command and control applications and created a working group to pursue development of a specification for broadband over powerline applications.

HomePlug technology uses a number of sophisticated digital signal processing techniques to provide an effective solution to the technical challenges posed by high-speed powerline communications:

•

To deal with noise and limited power to transmit data, HomePlug technology uses orthogonal frequency division multiplexing (OFDM) technology, a digital transmission technique that utilizes a large number of carriers spaced apart at slightly different frequencies to enable high data rate communications in an environment where noise is a problem and high power to transmit data is not an option. Unlike conventional communication techniques that use a single carrier for transmitting information, OFDM divides the signal into many narrow band carriers that each transmits at the same time. This allows each carrier to use lower power, minimizing interference, and also allows the carriers experiencing noise or weak signals to be blocked off, increasing efficiency. Due to its higher bandwidth, HomePlug AV uses a wider frequency range and more carriers than HomePlug 1.0. To further address the noise problem, additional information is added to each piece of data transmitted so that the receiver can reconstruct the data if it is corrupted by noise while in transit across the powerline. This technique is known as forward error correction (FEC). In addition to reconstructing broken signals, FEC also enables reception of very weak signals that could not otherwise be received. Where noise manages to corrupt the data to such an extent that the original data cannot be reconstructed, the data is automatically retransmitted.

•

The specific frequency bands selected for HomePlug 1.0 and HomePlug AV transmissions also solve the communication problems associated with the two-phase power distribution found in most homes. Previous powerline technologies often had trouble communicating from one phase to the other because only a small amount of the signal would couple between the two phases unless special coupling devices were used.

•

Signal reflection is the changing of direction of a signal as it passes from one transmission medium to another. Sometimes, forward energy from the signal is reflected back towards its source, combining with other forward-moving signals and causing distortion. To deal with signal reflections, HomePlug technology pads each piece of transmitted data with a brief pause, or guard interval that protects the data from collisions with echoes of itself and other signals on the line.

•

To address security issues between and within networks, HomePlug 1.0 and our HomePlug 1.0 with Turbo use the 56-bit DES encryption algorithm that has been employed by the United States government for many years. HomePlug AV uses 128-bit AES encryption, which provides even greater security. Consumers have the ability to set up their own passwords for security purposes. The latest HomePlug AV specification includes push button security that allows users to establish a secure, encrypted link among multiple devices by simply pressing a button on each device within a short time. Products based upon earlier HomePlug specifications must be installed on a network that includes a personal computer to change the password.

As a founding sponsor and a current contributor member of the HomePlug Powerline Alliance, we have played a leading role in setting the HomePlug 1.0 and HomePlug AV specifications for powerline communications. Our patented technology was selected as the baseline for the HomePlug 1.0 specification. In addition, we developed significant technology for the HomePlug AV specification, including most of the physical layer technology and many of the noise immunity solutions.

We have also developed standards-based, interoperable proprietary extensions to the HomePlug Powerline Alliance specifications. These proprietary technologies provide such benefits as increased speed and noise immunity and specific solutions to customer system and product requirements. Examples of our proprietary extensions include our HomePlug 1.0 with Turbo IC, which extends the performance of HomePlug 1.0 technology to standard-definition video and IPTV applications, and various algorithms and other IC design implementations that improve our handling of impulse noise, rapid changes in powerline noise conditions and interference from radio signals. We also tailor our firmware in our ICs to meet specific customer needs in key areas such as service provider and utility applications. We expect that proprietary extensions of standards-based products will continue to be important differentiators for us in the marketplace.

Command and Control Technology. Our patented command and control technology, which we call Spread Spectrum Carrier® technology, provides a specialized signal to establish communications links rapidly, while preserving the ability to overcome noise. This innovation became the baseline technology standard for the CEBus powerline and radio-frequency standards. Our command and control ICs transmit at a lower frequency range and at a substantially lower bandwidth than our HomePlug-based ICs. Accordingly, while our command and control ICs co-exist with HomePlug-based ICs, the two classes of products do not interoperate. Although we intend to continue selling command and control products for certain applications in the distributed control, home automation and transportation markets, we expect the percentage of total sales from our command and control products to continue to decline as sales of our HomePlug-based products increase.

Intellectual Property. We seek to protect our propriety intellectual property rights through a combination of patents, trademark registrations, copyright rights, trade secrets, contractual agreements and licenses. We enter into confidentiality and proprietary rights agreements with all of our employees, consultants, customers, subcontractors and other third parties, and control access to our designs, documentation and other proprietary information.

We have a growing intellectual property portfolio, with 29 issued United States patents and 31 pending United States patents, with foreign counterparts in some jurisdictions. We have applied for and in some cases received patents for our key technologies in regions including Asia and the European Union. Our United States patents have expiration dates ranging from 2009 to 2024. Our international patents have expiration dates ranging from 2010 to 2021. Additional patent applications are planned. Certain of our patents are subject to our obligation to license necessary claims to members of a standard setting body or alliance in which we participate. As of December 31, 2007, 15 of our issued patents are not subject to our obligations to license necessary claims to members of a standard setting body or alliance in which we participate. These patents have expiration dates ranging from 2011 to 2024. These patents include, in part, claims that relate to: (i) specific implementations which are not defined in the standards, including for example, methods to create a channel map, detect the start of a packet of information or control the flow of data from a host to the device; or (ii) proprietary features and functionality beyond the standards, which are designed to better meet specific customer and market requirements, including for example, methods to reduce the effect of interference on the powerline. Of these 15 patents, nine include claims which are implemented in products we are currently shipping. We also have seven registered trademarks including: Intellon, No New Wires, PLC4Trucks, PLC4Trucks and Design, PowerPacket, Spread Spectrum Carrier and SSC.

HomePlug is a standards-based technology, and the participant, sponsor and contributor members of the HomePlug Powerline Alliance, including us, have agreed in their respective member agreements to license any claims under their patents that are necessary to the production of HomePlug-compliant ICs to each other. Licenses to such patents must be given on reasonable and non-discriminatory terms. This obligation also applies to patents that are necessary for a released HomePlug specification to the extent the patents are required for a future HomePlug specification that is backwards compatible with the released specification. However, our obligation to license necessary claims does not include any proprietary extensions created by us to enhance performance, such as those used in our HomePlug 1.0 with Turbo ICs, that are not part of the HomePlug standard. Our obligation also does not apply to any of our existing analog front-end components as these have not been based on HomePlug specifications. In accordance with our HomePlug Powerline Alliance obligations, we have entered into licenses with certain third parties, both as licensee and as licensor. Apart from our obligations under the HomePlug Powerline Alliance, we have also issued separate intellectual property licenses to certain third parties and we have licensed certain intellectual property from third parties. We expect to continue to be a licensee and licensor of intellectual property.

Regulatory Environment

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations regarding transmission power, permissible frequencies of operation and electromagnetic interference (EMI). In some countries, vendors are required to obtain government or private certification that their products have been tested and comply with the applicable regulations. In other countries, self certification may be used. Although we sometimes obtain these certifications for our reference designs, our customers are responsible for obtaining certifications for their products in each country in which they are sold.

In the United States the applicable regulations are administered by the Federal Communications Commission (FCC). Under the FCC’s rules, products using our ICs are regulated as unlicensed devices, which receive no regulatory protection from interference from other devices and may not cause any harmful interference to licensed devices. Operators of unlicensed devices must cease operation upon notification from the FCC that a device is causing harmful interference. Products utilizing our ICs inside and outside the home that transmit over powerlines are regulated by the FCC and have to comply with radiated emission limits and various other technical standards.

Outside of the United States, the applicable regulations are based in whole or in part upon standards adopted by the International Electrotechnical Commission, International Special Committee on Radio Interference (IEC/CISPR). These standards are transposed into the national laws of IEC member states, with or without amendment, and can vary among countries or regions. In the absence of adoption of IEC/CISPR or other international standards, powerline communications regulations are based upon specific country requirements. In some countries, for example, the regulations may prohibit broadband powerline communications or may limit use of powerline communications to in-home devices, thereby prohibiting use of broadband over the power grid. Other countries may require transmission power levels that are below those permitted in the United States or may require that certain frequency bands, such as those used for search and rescue, be filtered out of the spectrum being used for powerline communications. Our HomePlug AV-based ICs have the capability to filter some additional frequencies to meet specific country requirements.

In addition, consumer and other products sold in most countries are required to comply with certain electrical safety testing or certification requirements before the products can be sold. Although we sometimes obtain these electrical safety certifications for our reference designs, our customers are responsible for obtaining these certifications for their products.

These regulations and the interpretation and enforcement of these regulations may vary from country to country and are subject to change. Changes in these regulations or the applicable testing methodologies could prevent products using our ICs from being used in the applicable country or could require us to redesign our ICs or require our customers to redesign their products to comply with the new regulatory requirements. Such actions could also require the use of products already sold into the marketplace to be terminated.

Sales and Marketing

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. For 2007, 2006 and 2005, 67%, 61% and 52% of our revenue were from direct channels, respectively. We have direct sales personnel based in the United States, Europe and Asia. We also have sales and field applications engineering personnel based in each of these locations that support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. We intend to expand our direct sales and support staffing in key regions as opportunities develop. Certain of our distributors may act from time to time as independent sales representatives with respect to some direct customers and, in lieu of distributor discounts, may receive commissions on sales of our products handled by them.

We primarily sell our products to OEMs, either directly through distributors or through original design manufacturers (ODMs). ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. For example, the typical time from early engagement by our sales force to actual product introduction runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a design win.

We have a business development group that focuses on creating and increasing demand for products using our ICs from cable, telephone, satellite and Worldwide Interoperability for Microwave Access (WiMAX) service providers on a global basis. As a result of these efforts, more than 40 service providers in North America, Europe and Asia use our products. Sales through this channel are either direct to the service provider or through an ODM or OEM selected by the service provider.

Our marketing group is responsible for our market and competitive analysis, product strategy and definition, new product introduction, sales and advertising programs and materials and corporate communications. Our marketing activities also include participation in industry trade shows, technical conferences and technology seminars worldwide.

Customers

We sell our products directly to OEMs and service providers, which include our ICs in their products. We also sell our products directly to ODMs, which include our ICs in products they supply to OEMs and service providers. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs, and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers.

Our ICs are currently incorporated into products by over 50 OEMs, including devolo AG, Aztech Systems Ltd., NETGEAR Inc., LEA S.A.S., and Asoka USA Corporation and used by more than 40 service providers, including Free, Dish Network, France Telecom SA, DirecTV and Telecom Italia. In 2007, devolo AG, an OEM, Lumax International Corporation, a distributor, and Free, a service provider, accounted for approximately 18%, 17% and 11% of our revenue, respectively. For the year ended December 31, 2006, devolo AG and Lumax International Corporation accounted for approximately 19% and 17% of our revenue, respectively. As a distributor, Lumax International Corporation sells the ICs it buys from us to multiple OEMs or ODMs.

A significant portion of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for approximately 42%, 46% and 42% of total sales in 2007, 2006 and 2005, respectively. Sales to customers in Europe accounted for approximately 38%, 32% and 36% of total sales in 2007, 2006 and 2005, respectively. Although a significant portion of our sales are to customers in these foreign locations, the end-customers who purchase products incorporating our ICs may be in foreign and domestic locations different from the locations into which we sell.

Manufacturing

We do not own any manufacturing, test or assembly facilities for our ICs. We contract with independent foundry and assembly and testing organizations to manufacture our ICs. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities.

For some of our products, we purchase the analog front-end and amplifiers used to improve transmission reliability, or line driver components, from third parties and resell them as part of our product offering.

We currently use two wafer foundry companies for our ICs. For our HomePlug-based ICs, we use United Microelectronics Corporation (UMC) in Taiwan. We have in production HomePlug-based ICs using 90 nanometer, 130 nanometer, 150 nanometer and 180 nanometer process geometries for wafer production. We use Chartered Semiconductor Manufacturing, Ltd. in Singapore for our command and control ICs, using a 0.5 micron process and plan to use them for certain HomePlug-based ICs. We expect our next generation HomePlug AV-based IC to be based on a 65 nanometer process. We use complementary metal oxide semiconductor (CMOS) manufacturing process technology for our ICs.

The assembly and testing of our products are performed by multiple principal subcontractors, which are Orient Semiconductor Electronics Ltd. (OSE) in Taiwan, Signetics in the Republic of Korea, Carsem in Malaysia, Integra Technologies LLC in Singapore and AMI Semiconductor in the United States. We intend to qualify and retain additional assembly and test subcontractors in the future to meet our capacity requirements and to further diversify our supplier base. We store and distribute our inventory from contracted warehouses in the Republic of Korea, Taiwan and the USA.

We strive to maintain a high level of quality in our ICs. We have designed and implemented a quality management system that we believe provides a framework for continual improvement of products, processes and customer service. Our quality system is registered to ISO9001-2000.

Research and Development

We devote substantial resources to our research and development activities to further enhance the performance, integration and cost effectiveness of our products. As of December 31, 2007, we had 67 research and development employees focused on developing powerline and communications systems technology, including a team of 5 engineers in our advanced technology research group. We have 27 research and development employees located at our Ocala, Florida facility and 35 at our Toronto, Ontario facility. We also use contractors for their specific skills or to supplement our existing resources as needed. Our research and development employees are involved in advancing our core powerline communications and HomePlug-based technology, as well as applying this technology to new applications and media. Our core engineering capabilities include design, modeling and simulation and regulatory compliance testing and certification. Our research and development expense for 2007, 2006 and 2005 was $17.2 million, $10.9 million and $12.0 million, respectively.

Competition

Our markets are highly competitive with a variety of large and small companies providing semiconductors, hardware and software designs. We believe that our focus on powerline technology has enabled us to compete favorably with respect to the following factors:

•	Product performance, including throughput, whole home coverage and quality of service;

•	Ease of installation and use;

•	Feature set;

•	Product quality;

•	Time to market;

•	Level of integration;

•	Price for both the IC and the complete bill of materials for the powerline communications solution;

•	Product enablement and application support; and

•	Ability to comply with and influence industry standards and international regulatory requirements.

As several technologies are capable of enabling communications for high bandwidth home connectivity applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Afa Technologies, Inc., Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We also face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., Coppergate Communications, Ltd.,

Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Pulse-Link, Inc., Realtek Semiconductor Corp. and Texas Instruments Incorporated. We also face competition from companies that provide enabling technology for utility smart grid and broadband over powerline applications. Our primary competitor for sales of ICs for utility applications is DS2. We also face competition from systems providers who have developed proprietary utility communications technology including fixed wireless over private and public networks, powerline, and other wireline and hybrid networks. These competitors include Esco Corporation, Echelon Corporation, and Cellnet Technology, Inc. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire our competitors and may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

Employees

As of December 31, 2007, we employed 130 full-time employees, including 67 in research and development, 37 in sales and marketing, 8 in operations and 18 in general and administration. None of our employees is represented by a labor organization or is under any collective bargaining arrangement. We have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 21, 2008 (ages are as of December 31, 2007):

Name	Age	Position(s)
Charles E. Harris	61	Chief Executive Officer and Chairman of the Board
Rick E. Furtney	48	President and Chief Operating Officer
Brian T. McGee	47	Senior Vice President and Chief Financial Officer
William E. Earnshaw	48	Senior Vice President—Engineering
William P. Casby	41	Vice President—Sales

Charles E. Harris has served as our Chairman of the Board since October 2001 and as our Chief Executive Officer since March 2002. Mr. Harris served as our President from October 2001 through January 2004. He served as Vice Chairman of Starwood Vacation Ownership, Inc., a subsidiary of Starwood Hotels and Resorts Worldwide, Inc., from November 1997 to October 2001 and as Chief Financial Officer from November 1997 to July 2001. Mr. Harris earned a B.A. in Political Science from the University of Florida in 1969 and a J.D. from Harvard Law School in 1972.

Rick E. Furtney has served as our President and Chief Operating Officer since August 2006. Prior to joining us, Mr. Furtney served as Vice President of the aerospace and defense division of International Rectifier Corporation, a semiconductor company providing power management solutions, from November 2004 through August 2006. From May 2000 through August 2004, he served as Vice President and General Manager of analog products at Intersil Corporation, a designer and manufacturer of high performance analog semiconductors. Mr. Furtney received a B.S. in Electrical Engineering from the University of Illinois in 1982 and an M.B.A. in Management from the Florida Institute of Technology in 1992.

Brian T. McGee has served as our Senior Vice President and Chief Financial Officer since January 2007. Prior to joining us, Mr. McGee served as the Chief Financial Officer of Lexar Media, Inc., a marketer and manufacturer of flash memory products, from May 2003 through April 2005. From May 2000 through May 2003, he served as the Chief Financial Officer of Equator Technologies, Inc., a provider of solutions for programmable broadband signal processing. Mr. McGee has served on the board of directors of HydroGen Corporation since December 2006 and has been a member of the audit committee since January 2007 and a member of the compensation committee since June 2007. He received a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo in 1983 and received a Certificate in Management Accounting in 1989.

William E. Earnshaw has served as our Senior Vice President—Engineering since December 2001 and Operations until July 2007. He previously served as our Senior Vice President—Engineering from May 2000 through December 2001 and our Vice President—Engineering from August 1994 through May 2000. Mr. Earnshaw received a B.S.E.T. in 1982 and an M.B.A. in 1983, both from Old Dominion University.

William P. Casby has served as our Vice President—Sales since December 2004. He served as our Director of West Coast Regional Sales from August 2004 to December 2004. From July 2003 through August 2004, Mr. Casby served as Vice President of Sales for BRECIS Communications Corporation, a developer of broadband, security and VoIP ICs. From September 2001 through April 2003, he served as Vice President of Sales—North America for GlobespanVirata, Inc., a developer of network processors. Mr. Casby received a B.S. in Managerial Economics from the University of California, Davis in 1988.

Item 1A.	Risk Factors.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we anticipate additional future losses.

We have sustained losses and have not achieved profitability on a quarterly or annual basis. We incurred net losses during 2007, 2006 and 2005 of $7.3 million, $7.8 million and $12.5 million, respectively, and our accumulated deficit as of December 31, 2007 was $136.6 million. We expect to incur operating losses in the future due to expenses from the continued development and expansion of our business, including expenditures related to product development and hiring personnel for sales, marketing and research and development. We have and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If we fail to increase revenue or manage our expenses, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

We have grown rapidly and if we fail to manage our growth effectively, our business will suffer.

Although we commenced operations in 1989, we recently have experienced a period of significant growth and expansion. Our revenue grew to $52.3 million for 2007 from $33.7 million for 2006. In addition, our operating expenses increased to $31.5 million for 2007 from $23.1 million for 2006. Our growth has placed, and any future growth will continue to place, a significant strain on our management, personnel, systems and financial resources. We anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly in anticipation of increased demand for our products and this demand does not materialize at the rate we expect, the rate of our increased operating expenses could exceed our revenue growth and increase our operating losses. If we are unable to manage our growth effectively, our business could be harmed.

Our operating results may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.

Historically, our operating results have fluctuated and are likely to fluctuate from quarter to quarter in the future. These fluctuations are due to a number of factors, including:

•	the level of and fluctuations in demand for our integrated circuits (ICs) by our customers and our associated revenue;

•	the product mix and related gross margins of our sales;

•	the timing and amount of our research and development expenditures;

•	delays or other problems in the introduction of our new products;

•	the availability and pricing of the third-party products and services we use to manufacture, test and assemble our ICs; and

•	the highly cyclical nature of the semiconductor industry.

As a result, it is difficult for us to accurately forecast our revenue and results of operations on a quarterly basis, and you should not rely upon quarter-to-quarter or year-over-year comparisons to predict our future financial performance. If we fail to meet investors’ or analysts’ expectations or if our operating results are below guidance that we may provide to the market, our stock price could decline, rapidly and without notice.

We are subject to order and shipment uncertainties, and differences in our estimates of customer demand and product mix from actual results could negatively impact our inventory levels, sales and operating results.

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, which could adversely affect revenue forecasts and margins. Moreover, because the markets for powerline communications technologies are relatively new, many of our customers have difficulty accurately forecasting their own product requirements, as well as difficulty accurately estimating the timing of their new product rollouts (which ultimately affects their demand for our ICs). Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand, and some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our product obsolescence and restrict our ability to fund our operations.

We face significant competition and may be unsuccessful against current and future competitors.

The markets for ICs generally, and ICs for powerline communications in particular, are intensely competitive. We expect competition to increase and intensify as more and larger IC manufacturers enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially adversely affect our business, revenue and operating results.

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Afa Technologies, Inc., Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We expect to have powerline competition from Gigle Semiconductor, and increased powerline competition from SiConnect Limited, Spidcom Technologies S.A. and Xeline Co., Ltd., in the future. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., Coppergate Communications, Ltd.,

Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Pulse-Link, Inc., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of ICs for utility applications is DS2. We also face competition from systems providers who have developed proprietary utility communications technology including fixed wireless over private and public networks, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Esco Corporation, Echelon Corporation and Cellnet Technology, Inc. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire our competitors who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

Many of our competitors and potential competitors have longer operating histories, greater resources, greater name recognition, more extensive product offerings, a larger customer base, longer relationships with customers and distributors and lower wafer and supply chain costs than we do. As a result, they may be able to respond more quickly to customer requirements, devote greater resources to the development, promotion and sales of their products and influence industry acceptance of their products better than we can. Our competitors may also own or have better access to complementary technologies that can be integrated into system-on-a-chip devices that offer lower cost implementation of powerline communications. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost.

If we fail to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology and customer demand in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, require substantial research and development expense. Our research and development expenses were approximately $17.2 million, $10.9 million and $12.0 million in the years ended December 31, 2007, 2006 and 2005, respectively. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. We may experience unexpected delays in developing and introducing new products and product enhancements. These delays not only may adversely impact the timing of the introduction of new products and product enhancements, but they may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, our HomePlug AV-based ICs or any of our future products may not achieve market acceptance. We began shipping the first and second generations of our newest products, our HomePlug AV-based ICs, in the second quarter of 2006 and the second quarter of 2007, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

The average selling price of our products will decrease over their product life cycle. If the selling price reductions are greater than we expect, or if we are unable to effectively offset average selling price erosion, our results of operations may be adversely affected.

Historically, and consistent with trends in the IC industry generally, the average selling price of our products has decreased over their product life cycle. We believe that we will be required to continue to reduce the average unit prices of our powerline communications products due to a number of factors, including competitive pricing pressures and product bundling, new product introductions and the future introduction of system-on-a-chip devices that include powerline communications and other technologies. Moreover, if the cost of our ICs increases the retail cost of our customer’s product to an unacceptable level, the customer will not add a powerline communications solution to the product, regardless of whether our ICs are priced competitively. In products where powerline communications is the second or third communications technology (for example, after Ethernet and wireless capabilities), we face particularly strong pricing pressure with respect to our products. A reduction in the average selling price to one of our customers could force us to lower our average selling price to other customers, both as a result of competitive factors and as a result of most favored nation pricing commitments to certain customers. If we are unable to offset any reductions in our average selling prices with increased sales volumes or reduced production costs, our results of operations would be harmed.

In order to broaden the market acceptance of our products, we have entered into and in the future may enter into licensing and joint venture arrangements, which may require us to incur substantial development costs, result in reduced product revenue, lower gross margins on our products and tie the success of our products to the success of our collaborators in marketing their products.

Pricing pressures and business strategies may lead us to seek to enter into licensing or joint venture arrangements designed to increase the penetration of our HomePlug-based powerline communications solutions into high-volume applications, particularly price-sensitive products, such as personal computers, home gateways or routers, that we believe would expand the market for our ICs in other products. For example, in June 2005, we entered into a technology collaboration and license agreement with Intel Corporation that provides, among other things, for most favored pricing and supply terms for our HomePlug AV-based products and for an option to license from us a HomePlug AV-based IC design and, if we either then have or own (or then have commenced or later commence work on), a related analog front-end IC design, for use in Intel microprocessors, chipsets and platforms at Intel’s sole discretion on a worldwide basis, either royalty-free or royalty-bearing, depending on product application. The license option is only exercisable under certain circumstances and does not permit Intel to use the designs licensed in an IC product having communications over powerlines and/or coaxial cable as its primary purpose or communications over wireless and over powerlines and/or coaxial cable as its primary purpose. Further, Intel may not distribute Intel products incorporating the licensed HomePlug AV design until Intel or Intel customers using certain Intel personal computer reference designs first purchase from us a certain volume of our HomePlug AV-based ICs. There is no assurance that Intel will exercise its option. Even if Intel exercises its option, it may not be able to successfully market and sell products incorporating our designs, and accordingly, our license of our designs to Intel may not expand the market for our ICs in other products. The agreement expires in June 2010, but can be renewed upon the mutual consent of the parties. Either party may terminate the agreement upon default and failure to cure by the other party, and in the event of such termination, the non-defaulting party may revoke the grant of license rights to the defaulting party.

Our licensing and joint venture arrangements could include licensing our HomePlug-based designs for use in third-party system-on-a-chip solutions that include other communications, interface or home gateway technologies. The royalty income, if any, we would derive from these arrangements would be substantially less than our expected dollar value of gross profits from the sale of an equivalent volume of ICs, and there is no assurance that we would derive enough revenue from the sale of our ICs for use in other products to make the licensing arrangement successful from the standpoint of our overall business. These third-party arrangements may require us to grant certain important rights to third parties, including exclusive rights to one or more of our IC designs and issuance of warrants or other securities. In addition, we have entered into, and from time to time in the future may be required to enter into, licenses and covenants that could limit our ability to initiate patent infringement actions against third parties, including third-party collaborators, their customers, distributors, agents and contractors. Packaging our designs for use in these arrangements would require us to incur substantial development costs with no certainty we would recover these costs. Implementing the arrangements would also involve substantial risks that we have not faced before, including converting our design for use in the system-on-a-chip device and being reliant on our third-party partner for the integration, production, marketing and sale of the resulting product. There is no assurance that we would be successful in entering into or implementing any such arrangement.

We have limited experience in applying our powerline communications technology to other media, such as coaxial cable and telephone wiring, and if we are unsuccessful in our efforts to do so, our business could be harmed.

Although some service providers are using our powerline ICs for communications over coaxial cable and telephone wiring, we intend to continue to evaluate whether we can successfully extend the use of our powerline communications technology and ICs to these other media. We do not currently derive a significant portion of our revenue from these applications. In addition, because of interest from customers and standards organizations in single solutions that can enable communications over multiple wired media, including powerline, coaxial cable and telephone wiring, sometimes referred to as anywire technology, we expect that our future product roadmap will need to include ICs with enhanced anywire capabilities. We have far less experience with these other media than we have with powerline communications. As a result, we may be unable to gain, or may need to incur significant costs in order to obtain, the necessary experience and expertise required to apply our powerline communications technology to these other media or to develop and obtain other wireline communications technology. In pursuing this business, we will be competing with companies that have substantially greater experience with, and technologies specifically designed to optimize communications over, these other media. In addition, some applications of our products on these other media may interfere with other technologies that use the same wires, such as Data Over Cable Service Interface Specification (DOCSIS) or Very High Speed Digital Subscriber Line (VDSL) protocols, potentially making commercialization of these applications impractical.

HomePlug powerline communications solutions for our digital home, utility and commercial markets may not gain widespread acceptance, which could materially adversely affect our business.

During the years ended December 31, 2007, 2006 and 2005, approximately 94%, 85%, and 75% of our revenue, respectively, was derived from the sale of HomePlug-based ICs primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless local area networks, or Wi-Fi LAN, technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various alliances, and some offer features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and have become integrated within products offered by service providers and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we rely on formal and informal relationships with technology leaders in the personal computer, consumer electronics and service provider markets. If we are unable to maintain these relationships and form others and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology does not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

Our business is highly dependent on the expansion of new and rapidly evolving segments of the consumer electronics and service provider markets and our ability to have our ICs embedded into products in these markets. Our business could be harmed if this expansion does not continue or if our products fail to gain market acceptance in embedded applications.

We derive a substantial portion of our revenue from the sale of our ICs for use in adapters that enable communication across existing powerlines in the home. In the future, we expect to derive a substantial portion of our revenue from selling ICs that are embedded into consumer electronics and service provider products, such as broadband gateways, internet protocol (IP) video set-top boxes, connected media players, digital media adapters (DMAs), digital video recorders (DVRs) and high-definition televisions (HDTVs), among others. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these new and rapidly evolving markets and on our ability to have our ICs embedded into products in these markets. Many factors could slow or prevent the expansion of these markets, including general economic conditions, other competing technologies and products and insufficient interest in new technology innovations. In addition, even if these markets expand, manufacturers of products in these markets may not choose to embed our ICs in their own products, but rather may adopt communications solutions from our competitors, develop their own, or delay embedding pending the release of new communications products or standards. Moreover, market acceptance of the products of manufacturers that do embed our ICs may not occur at all or as quickly as expected. In any such case, our business could be materially and adversely affected.

If our customers do not design our products into their product offerings or if our customers’ product offerings are delayed or are not commercially successful, our revenue and operating results will be adversely affected.

Our powerline communications products are not sold directly to end-users but are used as components in the products developed and sold by others. We sell our products directly or indirectly through resellers to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products, and to original design manufacturers (ODMs), which include our ICs in the products they supply to OEMs and service providers. Our products are generally incorporated into our customers’ products in the early stages of their development after an evaluation of our and our competitors’ products. As a result, we rely on OEMs and service providers to specify our products into the products they sell, which we refer to as a design win. Without these design wins, we would not be able to sell our products and our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an OEM or service provider will specify our product into its products. Once an OEM or service provider specifies a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. This is especially true for applications where the IC is embedded into a personal computer or consumer electronics product. Furthermore, even if an OEM designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that OEM or that a successor design will include one of our products. The timing and amount of our revenue depends on the ability of the OEMs who use our ICs to develop, market, produce and ship products incorporating our technology, a process over which we have no control. If we are unable to accurately forecast the demand from these OEMs, our product mix, margins and inventory levels could be adversely affected. In addition, any decline in the sales of OEM products that use our ICs would decrease our revenue. If our customers experience delays in completing one of their products or if they are unsuccessful in commercializing a product, they would likely postpone or terminate their purchase of our ICs for that product, which would cause our sales to decrease. Moreover, because our IC is only one component included in the products sold by our customers, our customers must obtain the other components needed to complete their products from third parties. Some of these other components may have long lead times or be changed or discontinued, which could delay shipment or require redesign of the affected customer product, any of which would delay or reduce our revenue.

As we rely on a limited number of third parties to manufacture, assemble and test our IC products and to supply required parts and materials, we are exposed to significant supplier risks.

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. We currently use one wafer foundry to manufacture our HomePlug-based wafers and another wafer foundry to manufacture our command and control wafers. We use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry partners currently procure from domestic and foreign sources. In some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors fails to provide us in a timely manner with the products and services we request, fails to meet the standards we require or terminates its relationship with us, we may be unable to obtain replacement services to fill customer orders in a timely manner and our relationships with our customers and our sales could suffer.

As we do not have long-term supply contracts with our third-party vendors, they are not obligated to provide the products and services we request for any specified period, in any specific quantities or at any specific price, except as provided in each purchase order we submit. As a result, our third-party vendors may allocate their resources to other customers’ projects and reduce efforts for our products on short notice. If our third-party vendors enter into long-term agreements with other customers, these vendors may decrease their services to us on a more permanent scale. Our supplier risk is also significant due to the general cyclicality of the semiconductor industry. As demand for ICs increases, our suppliers could allocate resources to larger customers and we could face shortages, longer delivery cycles and higher supply costs. In any case, it may be difficult for us to develop relationships with other third-party vendors who are able to satisfy our production and supply requirements, and it can take several months to qualify a new services provider. Changes in providers may also require the affected ICs to go through re-qualification testing and customer approvals, adding further delay and costs and the potential for our customers to cancel orders or fail to place new orders. In addition, because many of the design libraries used in the design of an IC may be specific to a particular wafer foundry or foundry process, the change from one foundry or foundry vendor to another may require us to redesign all or part of the affected IC, which could take approximately 6 to 15 months, and to incur the costs of new IC masks, which can be substantial, particularly for lower process geometries. Furthermore, if we are unable to obtain the parts and materials necessary for our operations in a timely manner and on favorable terms, we would incur substantial costs and our business and financial results may be adversely affected.

The development of new industry standards may cause our products to become uncompetitive or obsolete and force us to incur substantial development costs and time to bring new products to market.

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. The HomePlug Powerline Alliance has grown to over 75 companies and includes some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. Other groups that have more international recognition as independent standards bodies, such as the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunication Union (ITU), are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products. Standards organizations sometimes take years to reach agreement on new final specifications and may be unable to do so, even when a baseline technology for a proposed specification is selected early in the adoption process. If one or more of these organizations were to release a final specification, or select a baseline technology for a proposed future specification, based upon a competing powerline or anywire communications technology or on another technology incompatible with the technology used in our existing of future products, this action could have a material adverse effect on our business. For example, in September 2007, HomePlug and Panasonic merged their respective technical proposals to the IEEE P1901 standards work group on powerline communications and submitted joint proposals covering in-home and access applications that would allow future products based on the joint proposals to be interoperable with existing HomePlug AV and Panasonic powerline communications products. The joint proposals provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer. Under this approach, future ICs based on the joint proposals would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. In October 2007, the P1901 work group voted to support the HomePlug/Panasonic joint proposals for in-home and access applications over competing proposals. This action is only one step in the process of developing possible IEEE standards on powerline communications. Although we support and have participated in creating the joint proposals, we are unable to predict whether either the in-home or the access joint proposal will be adopted by the IEEE or, if either or both are adopted, whether the final specification for the respective proposal, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. The adoption of new or different powerline communications standards by the HomePlug Powerline Alliance, other powerline or anywire alliances or more established global standards bodies could make our products uncompetitive or obsolete and cause us to incur substantial development costs to adapt to new or alternative industry standards, particularly if the new or alternative standards were to receive greater penetration in the marketplace than the HomePlug-based specifications used by us for our ICs. The time and expense required for us to develop new products or change our existing products to comply with new industry standards would be substantial, and there is no assurance that we would be successful in doing so.

Our use of standards-based technology reduces the value of our intellectual property and exposes us to additional competition.

As we believe that some of our customers and potential customers prefer to use powerline communications ICs that are based on industry standards rather than proprietary technologies, we have in the past elected, and may in the future elect, to base our powerline transceiver ICs on specifications approved by standards bodies or industry alliances and to have our intellectual property included in these specifications. The applicable standards bodies and alliances, including the HomePlug Powerline Alliance, typically require that participating companies license their necessary patent claims on non-exclusive, reasonable and non-discriminatory terms to other members, including competitors, who elect to produce products compliant with the applicable standard. For example, as a contributor member of the HomePlug Powerline Alliance, we are obligated to license our necessary patent claims on non-exclusive, reasonable and non-discriminatory terms to other HomePlug Powerline Alliance members, including competitors, who elect to produce products compliant with the HomePlug 1.0 and HomePlug AV specifications, as well as any future HomePlug specifications, to the extent that the necessary claims are needed to allow compatibility of a product based on the future specification to HomePlug 1.0 or HomePlug AV. We have similar obligations with respect to the necessary claims relating to our command and control ICs. If we are successful in having our intellectual property included in additional industry standards, the scope of these licensing obligations could increase. These obligations to license our necessary patent claims may allow our competitors to use our patents to develop and sell products that compete with our products without spending the time and expense that we incurred to develop the technology covered by the patents, thereby potentially reducing any time to market advantage we might have as a result of these patents. These obligations also substantially restrict and may eliminate our ability to use our patents as a barrier to entry or as a significant source of revenue. Moreover, because the specifications for these industry standards are generally available to members of the applicable standards bodies and alliances for little or no cost, competitors can more easily create ICs that compete with our products.

We depend upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

We have derived a significant portion of our revenue from a small number of OEM and reseller customers, and we expect such customer concentration to continue for the foreseeable future. In 2007, devolo AG, an OEM, Lumax International Corporation, a distributor, and Free, a service provider, accounted for approximately 18%, 17% and 11% of total revenue, respectively. In 2006, devolo AG and Lumax International Corporation accounted for approximately 19%, and 17% of our revenue, respectively. Our customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. As a result, the loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to the following:

•	our customers typically purchase from us based on a purchase order rather than an agreement that requires them to purchase minimum quantities of our products;

•	our customers can stop incorporating our products into their own products with limited notice to us and with little or no penalty;

•	our customers may use our competitors’ products instead of ours;

•	our customers may be unsuccessful in selling the products that use our ICs;

•	we may be unsuccessful in providing the ICs or customer enablement support that our customers require to meet their volume targets; or

•	we may be unable to develop new products or product enhancements that are desirable to our customers at competitive prices and on the schedule they require.

The sales cycle for our products is long and requires expenditures and the development of new products in advance of sales that may or may not be realized when anticipated, if at all.

Our customers generally take a considerable amount of time to evaluate our HomePlug-based ICs before purchasing. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. Additionally, while our sales cycles can be long, our average product life cycles tend to be short because we operate in a rapidly changing technology environment. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. In addition, we typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will recover such costs. A substantial amount of time may pass between the selection of our technology for use in a customer’s product and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, if we do not generate revenue after we have incurred substantial expenses to develop any of our products, our business will suffer.

We derive a portion of our revenue from sales of our ICs to customers in the utility market, and our business could be materially adversely affected if we are unable to maintain or grow our sales in this market.

While we only derived a limited portion of our revenue from sales of our ICs to customers in the utility market in 2007, we expect to continue sales of our ICs to customers in this market. These customers use our ICs in smart grid and broadband over powerline applications. Although electric utilities are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low. Our ability to maintain and increase revenue in the utility market depends upon both the growth of the utility market and our competitive position within such market. We have fewer strategic and customer relationships in the utility market than we have in the digital home market. The growth of smart grid management and broadband over powerline applications will depend upon a number of factors, including a favorable utility regulatory environment that allows the cost of smart grid systems to be funded by the utility’s rate base and the development of new third-party products and services necessary to commercialize these applications. In addition, the sales cycle for utility customers is typically long. If demand for these applications in the utility market does not grow or we are unable to increase our revenue within the market, our business could be materially and adversely affected. We may also need to make changes to our existing products for our utility business to be successful. The HomePlug Powerline Alliance is working on a proposed broadband over powerline specification that uses HomePlug AV as the baseline technology with a number of enhancements to better meet smart grid and broadband over powerline requirements. If we are unsuccessful in tailoring our existing products or creating new products to meet the needs of our customers in the utility market, we will be unable to grow or maintain our sales in this market.

Powerline technology is subject to significant technical challenges that may make it difficult for us to meet future market requirements.

The use of existing electrical wiring as a method for reliable communications is technically challenging. Powerlines are subject to interference, or noise, and the amount and type of noise varies significantly. Simple household products, such as cell phone chargers, power supplies, halogen lights, compact florescent lights and hair dryers, can all create noise that can have a serious adverse effect on the quality of powerline communications. The operation of other large electrical devices such as refrigerators and air conditioning units can also have an adverse effect. Powerline communications are also subject to signal reduction, or attenuation, based on the length of the wiring paths and the presence of other devices including arc fault circuit interrupters (AFCIs) and surge protectors. The U.S. National Electrical Code requires AFCIs for newly installed bedroom outlets and, in the future, may require AFCIs for all newly installed outlets. AFCIs from certain manufacturers may cause attenuation. In addition, attenuation may be caused by surge protectors which block the communications signal from a powerline adapter or other product that is plugged into the surge protector. The instructions to HomePlug-enabled products generally instruct customers to plug the devices into surge protectors designed to pass the HomePlug signal or directly into electrical outlets (as most HomePlug-based adapters and other product designs include surge protection circuitry). However, end users may experience unacceptable results if they fail to follow these instructions. The degree to which household products and devices such as AFCIs and surge protectors adversely impact the performance of our products depends on a large number of factors, including the number and combination of devices creating noise or attenuation in a home, the timing, spectrum and extent of the noise and the throughput required for the specific powerline connectivity application.

Although the HomePlug technologies provide solutions to many of these challenges, powerline remains a more difficult medium than competing technologies such as Ethernet and coaxial cable LANs. As a result, powerline communications may be unable to provide the reliable data transmission capacity, or throughput, required by some customers and may be an ineffective connectivity solution in some environments. Unlike other communications such as Wi-Fi and some coaxial cable LANs, which offer multiple channels, powerline technology to date has generally been limited to a single channel, making it difficult to increase throughput by adding additional channels. The lack of multiple channels presents challenges in multiple dwelling unit (MDU) environments, as the powerline signal from one apartment may bleed into an adjacent apartment. Although security routines may prevent any misuse of content between the units, the total transmission capacity, or bandwidth, must be shared on some basis. As the use of powerline communications increases, the potential need for sharing will become greater. The technical solutions for this sharing have not been fully resolved. Even if the technical requirements for sharing are developed, the shared bandwidth available to each unit could reduce performance to unacceptable levels. The lack of multiple channels also creates challenges when incompatible powerline technologies are used in the same home or in MDUs or other environments where the respective incompatible products can interfere with each other. When this occurs, all of the incompatible powerline communications products may be unable to provide a satisfactory consumer experience.

We may be required to apply significant human and financial resources to evaluate and address these technical challenges. These efforts and expenditures could be substantial with no certainty that we would be able to develop a solution. If we are unsuccessful, our ability to maintain or attract new customers may be adversely affected and our ability to grow our business may be harmed. Also, concerns about the uncertain and adverse effects of incompatible powerline communications products may persuade service providers, utilities and personal computer and consumer electronics manufacturers not to adopt powerline communications or embed powerline communications ICs into their products. HomePlug-based ICs do not coexist effectively with powerline communications ICs based on other standards, such as those made by DS2 and Panasonic. If a major service provider, utility or other major customer were to adopt a powerline or anywire communications technology that cannot coexist with our HomePlug-based ICs, we could face difficulties selling our ICs in the applicable markets.

Our ability to compete may be affected by our ability to protect our intellectual property and proprietary information.

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 29 issued U.S. patents and 31 pending U.S. patents, with foreign counterparts in some jurisdictions. Our pending patent applications may not result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

Claims that we have infringed upon third-party intellectual property rights could subject us to significant liability and could invalidate our intellectual property rights.

Participants in the IC industry vigorously protect and pursue their intellectual property rights. We have in the past received, and expect that in the future we may receive, communications from various industry participants alleging our infringement of their patents or other intellectual property. After investigation we concluded and, in each case, replied to such third parties that we believed their claims were without merit, and we received no further claims or notices of infringement from such third parties. From time to time, we identify third party intellectual property that could result in claims of infringement even though we have not received any notice of infringement or we believe that we are not infringing or that the intellectual property involves claims that are invalid. In those situations, we may seek to obtain licenses from the owners of such intellectual property to reduce the risks, costs and management diversion from litigation with a third party that may otherwise seek to assert a claim against us. We are currently seeking a non-exclusive cross license from a third party for certain intellectual property rights used in our HomePlug family of products. We believe this third party is contractually obligated to license such intellectual property rights to us pursuant to a membership agreement with the HomePlug Powerline Alliance. This cross license would also provide such third party a limited non-exclusive license to certain of our patents which are used in a product currently marketed by such third party. We may not be able to obtain licenses to such intellectual property on reasonable terms, if at all. Any litigation relating to the intellectual property rights of third parties, including claims arising through our contractual indemnification of our customers, would be costly and could divert the efforts and attention of our management and technical personnel, regardless of the merit of such claims. Given the complex technical issues and uncertainties inherent in intellectual property litigation, we cannot assure you that we would prevail in any such suit. In the event of an adverse ruling in any such litigation, we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products, processes or technologies;

•	expend significant resources to develop non-infringing technology; or

•	license technology from the third party claiming infringement, which may not be available on commercially reasonable terms or at all.

Our business also could be harmed if our customers become involved in litigation regarding infringement of third-party intellectual property rights, which adversely affect their ability to sell their products incorporating our ICs and their demand for our ICs. In addition, under the standard terms and conditions of our customer purchase orders, we are required to defend, at our expense, certain third-party intellectual property infringement suits against our customers who purchase our ICs subject to such terms and conditions. We are also required to pay any damages that are awarded. The defense and settlement of such suits would increase our costs, could require us to pay substantial damages and could hurt our relationships with our customers, which would have a material adverse effect on our business, results of operations and financial condition.

We must integrate third-party technology into some of our products, which exposes us to risks of incompatibility, additional product defects and the risk that this third-party technology would no longer be supported or made available to us.

We rely extensively on third-party technology that is integrated into some of our products, including third-party intellectual property that we license to meet the HomePlug specifications. Due to the complexity of our products, the incorporation of third-party technology could result in unforeseen or undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with customers. We have in the past experienced and may in the future experience reliability, quality or compatibility problems because of the use of third-party technology. As a result, we may have to expend significant financial and other resources to correct these problems, including the costs of repair, recall, replacement and resolving claims by our customers or third parties. Due to our reliance on third-party technology, if we were unable to continue to use or license these third-party technologies on reasonable and cost-effective terms or if the third-party technology were to fail to operate as required, we could be unable to secure alternatives in a timely manner, if at all, and our business would be harmed. In addition, if we were unable to license technology from third parties to develop future products, we would be unable to develop such products in a timely manner, or at all.

Changes to current or future laws and regulations, or the imposition of new laws and regulations, by federal, state, local and foreign governments and government agencies in the markets where the products using our ICs are sold could restrict or eliminate our ability to sell our products or otherwise harm our business.

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations, including, for example, regulations regarding transmission power, permissible frequencies of operation, electromagnetic interference (EMI) and electrical wiring. These regulations and the interpretation and enforcement of the regulations may vary from country to country and are subject to change. For example, in the United States, rules governing power limits and measuring techniques for broadband over powerline devices have been adopted by the Federal Communications Commission (FCC). “Access” broadband over powerline rules govern systems installed and operated by an electric utility on the supply side of the customer’s premises. “In-house” broadband over powerline rules govern that portion of a broadband over powerline system that operates on customer premise lines not owned by the utility. The access broadband over powerline rules have been appealed to the U.S. Court of Appeals for the District of Columbia. Should the appeal succeed, the FCC might be required to amend the rules applicable to products using our ICs for smart grid and access broadband over powerline applications.

In most countries outside of the United States, regulations governing powerline communications devices are generally based upon standards adopted by the International Electrotechnical Commission, International Special Committee on Radio Interference (IEC/ CISPR). The IEC/CISPR rules and test procedures on powerline communications are currently in a state of flux. A CISPR project to address the subject of powerline communications standards for both access and in-house broadband over powerline is expected to take several years to complete, and there is no guarantee that favorable IEC/CISPR standards will eventually be adopted. In the interim, another IEC/CISPR group has issued a change in the testing methodology for powerline communications devices that would require a reduction in power that would make the products unable to meet customer needs. Efforts are underway to change or clarify this action. If this interpretation is not changed or clarified in a manner that would permit the continued sale of products using our ICs in countries that base their regulations on IEC/CISPR standards, we would experience a material adverse effect on our business, results of operations and financial condition. Powerline communications regulations are based upon specific country requirements in the absence of adoption of IEC/CISPR or other international standards. In some countries, including Japan, the regulations limit use of powerline communications to in-home devices, thereby prohibiting use of broadband over the power grid, and require in-home transmission power levels that are below those permitted in the United States. Other countries may require that certain frequency bands, such as those used for search and rescue, be filtered out of the spectrum being used for powerline communications, which reduces throughput.

A change, including a rapid change, in the existing regulations, the adoption of new regulations or a change in the interpretation or testing methods used to demonstrate compliance with the regulations could prevent products using our ICs from being used in the applicable country or could require us to redesign our ICs or require our customers to redesign their products to comply with the new regulatory requirements. Such actions could also require the use of products already sold into the marketplace to be terminated. Although some of our HomePlug-based ICs have limited capabilities to filter additional frequencies to meet specific country requirements, our other ICs do not have this flexibility and even those that do may perform below customer requirements if substantial portions of the available spectrum are required to be filtered. Any regulatory reduction in the available frequencies or the available transmit power of our ICs will reduce the performance of our ICs and, depending on the amount of the reduction and the intended use of the IC, could cause the IC to fail to meet customer requirements. If we were required to redesign an IC to meet new regulatory filtering, power or other requirements, we would be required to incur substantial time and expense and there is no assurance that we would be able to make changes to our IC or introduce a new IC that would result in a product that would meet regulatory or customer requirements.

Failure of our third-party suppliers to achieve satisfactory product yields, reliability and quality will increase our costs and negatively impact our relationships with our customers.

The process of producing ICs, referred to as the wafer fabrication process, is extremely complicated, where even small changes in design, materials or specifications can result in material decreases in the percentage of acceptable product resulting from the manufacturing process, referred to as the manufacturing yield, and even the suspension of production. On occasion, we and our third-party vendors have experienced in the past and may experience in the future manufacturing defects and resultant reductions in manufacturing yields due to errors in the foundries’ manufacturing processes or the implementation of our designs, particularly when manufacturing new products and in connection with the installation and introduction of new technologies. Detection of defects is difficult, and identifying problems may not be possible early in the fabrication process. Failure to detect defects may negatively impact the quality or reliability of our products, and low manufacturing yields may inhibit our ability to fulfill customer orders on a timely basis and may increase our cost of goods sold and negatively impact our operating results.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins and sales.

We periodically evaluate the anticipated benefits, risks and expenses of migrating one or more of our IC designs and manufacturing to smaller geometry process technologies in an effort to reduce our product costs. Any such transition would require us to redesign the applicable product and require us and our foundry partners to use new or modified manufacturing processes for the product. We also evaluate whether we can use smaller geometry processes in our new ICs. The smallest geometry process we have used for any of our ICs to date is 90 nanometer but we expect our next generation HomePlug AV-based IC to be based on a 65 nanometer process. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. The foundries that we use may not have the tools, design libraries or manufacturing facilities required to use the smaller geometries we want to use or may be unable to produce the smaller geometry ICs with the yields we need to be successful. The yield risks associated with smaller geometry ICs are generally much higher than those with higher geometry processes. As we try to move to smaller geometry processes, we may be unable to maintain our existing foundry relationships, which could adversely affect the availability and cost of the existing products we buy from them, or develop new ones. If any of our foundry subcontractors cannot meet our requirements or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and result in the loss of design wins and sales, which would materially adversely affect our results of operations.

The complexity of our products could result in unforeseen delays or expenses from undetected defects which could impair market acceptance for our products, damage our reputation and adversely affect our operating costs.

Powerline communications is a complex and relatively new technology. Highly complex ICs such as our powerline communications ICs may contain defects, errors and software flaws, or bugs, in the IC hardware or software, particularly when first introduced or as new versions are released. We have experienced in the past and may experience in the future delays and problems in completing the development and introduction of new products and product enhancements due to problems such as defects, errors and bugs. In addition, because we outsource the manufacturing of our ICs, we may be subject to problems resulting from the actions or omissions of these third parties. Furthermore, products incorporating our ICs that are supplied to customers by our OEMs or ODMs may contain defects that are unrelated to our ICs. These problems may delay the introduction and volume shipment of the applicable products, cause existing customers to cancel orders and harm our ability to retain existing customers and attract new customers. As a result, our operating results may be materially adversely affected. These problems may also require us to incur additional development costs in an effort to correct the problems, which could divert human and financial resources from other new product developments, resulting in the delay of those projects as well. The time and expense required to correct IC defects, errors and bugs can be very high, particularly if the masks for smaller geometry ICs must be redesigned, and there is no assurance that we will be able to successfully correct the problems at all or within the time required for the product to be successful in the marketplace. If any of these problems are not found until after we have commenced commercial production of a product, we may be required to incur the cost of product recalls, repairs or replacements. These problems may also result in claims against us by our customers or others. Any such event could have a material adverse effect on our business, results of operations and financial condition.

Changes to the mix of products we sell may have a significant impact on our financial results.

As we sell several ICs with differing functionality, prices and costs, the mix and types of our ICs sold to customers affect the average selling price of our products and can substantially impact our revenue and gross margins. Our gross margins may vary from quarter to quarter for a number of reasons, including market conditions, customer demand, product mix and our sales volume, average selling price and cost for each product sold. To the extent that our sales mix results in a decline in our gross margins, our ability to recover our fixed costs and investments associated with a particular product and our business, results of operations and financial condition could be materially adversely affected.

Our operating results could be adversely affected if we have to satisfy product warranty or liability claims.

If our ICs, or products that integrate our ICs, malfunction or are found to be defective, we could be subject to product warranty or product liability claims that could have significant warranty-related charges or litigation costs. In addition, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional expenses.

We may be unable to raise additional needed capital, which could substantially harm our business and our ability to compete.

We believe that our existing balance of cash and cash equivalents and cash expected to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, unexpected circumstances could require us to raise additional funds, which we may be unable to obtain on favorable terms, if at all. Raising additional funds through equity financings may result in a significant dilution of our stockholders’ ownership interest, causing the per share value of our common stock to decline. On the other hand, additional debt financings may only be available on strict terms, if at all, restricting our business through high interest rates or by requiring us to maintain certain liquidity or other ratios. In recent months, the credit markets have experienced instability, resulting in reduced willingness to make new loans and tightened credit requirements. Holders of new equity or debt securities may also have rights, preferences and privileges senior to those of our holders of common stock. In either case, an inability to raise additional funds may frustrate our ability to compete and to meet our business objectives, causing our stock price to decline and our stockholders to lose some or all of their investment.

An inability to raise necessary additional capital on acceptable terms may reduce our ability to, among other things, enhance our existing products and services and develop new products, expand operations and hire, train and retain employees. Additionally, failure to raise additional capital could harm our ability to acquire complementary businesses, technologies or products. Our failure to take any of these actions could have a material adverse effect on our business, operating results and financial condition.

The consolidation of industry participants may result in stronger competitors, fewer customers and reduced demand, any of which could harm our business.

Historically, consolidation within the semiconductor industry is not uncommon, and we expect it to continue as companies attempt to strengthen their positions in the various markets we have targeted. Consolidation or strategic alliances among competitors could result in stronger competitors with larger customer bases, more diversified product offerings and greater technological and marketing expertise, allowing them to compete more effectively against us. Consolidation among customers could also result in fewer customers, reduced demand and increased pressure on the prices we charge for our products. Consolidation among our third-party partners could increase the costs of, or reduce our ability to obtain, needed materials and services, thereby reducing our ability to compete. Any of the above occurrences could have a materially adverse effect on our business, operating results and financial condition.

If we are unable to attract and retain qualified management, technical and other personnel, our business could suffer.

Our success depends on our ability to hire and retain experienced executive management and other key employees. Due to the complexity of our products, we are also particularly dependent on qualified research and development personnel. We have entered into employment agreements with some of our management and other employees. However, these agreements do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. If we were to lose the services of these executives or of one or more other key employees, our business could be seriously harmed.

Competition for qualified personnel in the semiconductor industry is intense. We maintain our headquarters and a portion of our research and development team and other significant operations in Ocala, Florida. As Ocala and the surrounding area often have few, if any, candidates for the positions we are seeking to fill and many of the potential candidates we recruit may choose not to relocate to the Ocala area, we must expend additional time and expense to recruit new employees for our Ocala location from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire subcontractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or subcontractors and face challenges in managing those operations from the United States. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

We may pursue acquisitions of or investments in businesses that may not be successful and that could adversely affect our operating results.

As the complexity and speed of technological changes make it impractical for us to pursue development of all technological solutions on our own, we continually evaluate acquisitions of or investments in businesses that may complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable acquisition or investment transactions in the future.

These acquisitions and investments involve numerous risks, including but not limited to:

•	problems associated with integrating acquired companies, products or technologies;

•	large and immediate write-offs;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the risk of entering market segments where we have little or no prior experience and where competitors are in a stronger market position than we are;

•	the potential loss of key employees from the acquired company;

•	the potential dilution of existing stockholders and subordination to rights, preferences and privileges senior to those of our common stock;

•	amortization expenses related to goodwill or other intangible assets;

•	the potential disruption of our ongoing business; and

•	the diversion of management’s attention from other core business concerns.

We cannot assure you that any acquisitions or investments will be successfully integrated with our business, and the failure to avoid any of these or other risks associated with such acquisitions or investments could cause a material adverse effect on our business, results of operations and financial condition.

We will incur increased costs and management will face new demands as we comply with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other costs associated with the reporting requirements of public companies. We will be required to, among other things, create and periodically review the effectiveness of additional internal controls over financial reporting and potentially hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the requirements of the Sarbanes-Oxley Act of 2002, and the rules of the Securities and Exchange Commission (SEC) and The NASDAQ Global Select Market, will oblige our management to devote a substantial amount of time to new compliance initiatives, which will substantially increase our legal and financial compliance costs. These costs of compliance, both in the form of monetary expenditures and additional management responsibilities, have been increasing, making them difficult to estimate with any degree of certainty.

If our internal controls over financial reporting are inadequate or we have material weaknesses or significant deficiencies, investors could lose confidence in our financial reports, and our business and stock price may be adversely affected.

We must include a report on our internal control over financial reporting in our 2009 Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. That report must include management’s assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting. We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board (PCAOB). Over the course of our ongoing evaluation of our internal controls, we have in the past identified, and may in the future identify, areas requiring improvement and may have to design enhanced processes and controls to address issues identified through this review.

We will be required to incur significant costs and expend significant time and management resources to improve our internal controls for public reporting requirements and remedy any significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify. We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our management or our independent registered public accounting firm will not identify significant existing or potential deficiencies or material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is found by management or by our independent registered public accountant to be inadequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Select Market, the SEC or other regulatory authorities and our stock price could be adversely affected. In addition, such deficiencies could impair our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

We face business, political, operational, financial and economic risks in our markets outside of the United States.

We conduct a substantial amount of our business with customers and third-party vendors located outside the United States. We have three wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Taiwan Ltd. and Intellon Korea Ltd. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Asia and Europe accounted for approximately 42% and 38% of revenue in 2007, respectively. Most of our sales in Asia are in Taiwan but also include sales to customers in China, Japan, the Republic of Korea and Singapore, among others. Nearly all of our sales in Europe are currently to customers in Germany and France. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

•	longer and more difficult collection of receivables;

•	increased difficulty in enforcement of contractual obligations;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in those laws and regulations, including tax laws and regulations;

•	trade and foreign exchange restrictions and tariffs;

•	travel restrictions;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities and telecommunications providers;

•	difficulties in staffing and managing international operations;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor issues;

•	regional health issues;

•	work stoppages;

•	fluctuations in currency exchange rates and the resulting gains or losses on the conversion to or from United States dollars; and

•	acts of terrorism, war or natural disasters including, particularly in Asia, earthquakes, typhoons, floods and fires.

In addition, if the global economy undergoes a downturn, or if consumers believe such a downturn is imminent, consumers could reduce their spending on consumer electronics products, including powerline-to-Ethernet adapters or other products that incorporate our ICs.

Because most of our OEMs, ODMs and third-party vendors are located overseas, we also face the risk that any impact upon these customers and vendors from the above factors could affect us as well and have a material adverse effect on our business, results of operations and financial condition.

Our headquarters are located in Florida, and many of our customers and third-party vendors are concentrated in Asia, areas subject to significant natural disaster risks.

Our HomePlug-based ICs are manufactured in Taiwan and assembled and tested primarily in Taiwan, the Republic of Korea, Malaysia and Singapore. Our command and control ICs are produced in Singapore. Many of our customers and other third-party vendors are also located in Asia. The Pacific Rim region is subject to extreme weather and frequent earthquakes due to the presence of major fault lines. As a result of natural disasters, our customers and third-party vendors in the past have experienced and in the future may again experience power outages and other damage and disruptions to their operations. Any disruption in the operations of our customers or our customers’ suppliers could make it difficult or impossible for our customers to produce their products that use our ICs. Any disruption of the operations of our third-party vendors could reduce or eliminate the manufacture, assembly or testing of our ICs by those vendors or make it difficult or impossible for us or our vendors to obtain components or materials necessary for the production of our ICs. In such an event, we may be required to seek alternative sources of supply on reasonable terms and timeframes, and we could be required to incur substantial costs and time delays in doing so, if we can at all. Any significant damage to or destruction of any of the foundries that manufacture the wafers for our ICs would have a particularly adverse effect on us, as the rebuilding of a foundry or locating an alternative manufacturer would be difficult and time consuming. In addition, because the design libraries and manufacturing process used in producing the wafers for our ICs may be specific to the particular foundry, we may be unable to transfer production to an alternative foundry, even if one were available, without incurring substantial time and expense to redesign all or part of the affected IC and to incur the costs of a new IC mask, which can be substantial, particularly for lower process geometries. We do not have any arrangements for any backup sources of supply for the wafers used in our ICs.

Our headquarters are located in Florida, an area that often experiences forest fires as well as hurricanes, tropical storms and other extreme weather. We have in the past experienced and may again in the future experience power outages and other damage and disruptions in our operations due to these natural disasters. Any of the foregoing disruptions could have a material adverse effect on our business, operating results and financial condition.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.

As of December 31, 2007, we had estimated available U.S. federal income tax net operating loss (NOL) carryforwards of approximately $44.1 million, state income tax net operating loss carryforwards of approximately $23.6 million and estimated U.S. tax credit carryforwards of approximately $4.0 million. These can be used to offset federal taxable income and federal tax liabilities in future years. Our NOL carryforwards began to expire in 2007 and are scheduled to continue to expire through 2026. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. Our ability to utilize NOL carryforwards and federal tax credit carryforwards may be limited by the issuance of common stock in future offerings or as a result of future events. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. In connection with our initial public offering in December 2007, we experienced an ownership change as defined by Section 382. As a result of this ownership change, our ability to use our federal NOL carryforwards and tax credit carryforwards in subsequent periods is limited to approximately $4.0 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. We estimate that the recognized built-in gain will be approximately $5.0 million per year, resulting in a total limitation amount of approximately $9.0 million in each of the first five years after our initial public offering. To the extent our use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would if we were able to fully use our net operating loss and tax credit carryforwards in the United States. In addition, we operate in foreign jurisdictions and are subject to paying foreign taxes even though we have net operating losses. We may also be subject to alternative minimum tax.

Risks Related to Ownership of Our Common Stock

Market volatility could reduce your ability to resell shares of our outstanding common stock.

The trading price of our common stock is volatile and is influenced by various factors, some of which are beyond our control. We cannot predict the prices at which our common stock will trade. In addition, public stock markets have historically experienced extreme price and trading volume volatility, particularly with respect to technology sectors of the market. Historically, periods of volatility in a company’s stock prices are sometimes followed by securities class action litigation. Such litigation, if brought against us, could result in substantial legal costs and diversion of management’s attention from the conduct of our business.

Future sales of our common stock by existing stockholders could cause the per share price of our common stock to decline.

Any sale, or announcement of any sale, of substantial amounts of our common stock (including sales by our management), or the perception that such sales could occur, could adversely affect the market price for our common stock. Such sales or announcements could also make it more difficult for us to sell equity or equity-related securities upon favorable terms in the future. The lock-up agreements relating to our initial public offering will expire 180 days after December 13, 2007, provided that the 180-day period may be extended for up to 34 additional days under certain circumstances. After these lock-up agreements expire, up to an additional 22,356,456 shares of common stock, including shares of common stock issuable upon the exercise of vested options, will be eligible for sale in the public market, subject to the applicable provisions under Rule 144 of the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, the trading price of our common stock may decline.

An active trading market for our common stock may not be sustained.

Prior to our initial public offering in December 2007, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other stock market or how liquid any such market might become. An active public market for our common stock may not be sustained. In the absence of an active public market, it may be difficult for an investor to sell shares of our common stock at a price that is attractive to such investor, or at all.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Our certificate of incorporation, bylaws and provisions under Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that act to discourage, delay or prevent a change in control of our company or changes in our management, even where the stockholders of our company may deem such changes advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the board to issue “blank check” preferred stock to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	grant the board of directors the authority to make, alter or repeal our bylaws;

•	establish advance notice requirements for actions to be taken at stockholder meetings or the nomination of directors to be elected to the board; and

•	require a supermajority (66 2/3%) vote by stockholders to adopt, amend or repeal certain provisions of our certificate of incorporation or bylaws.

Additionally, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of 15% or more of its capital stock for a period of three years following the date on which the holder acquired such percentage of the corporation’s stock, unless, among other things, the board of directors approves the transaction. This provision may discourage, delay or prevent a change in control of our company. Any provision that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are currently located in Ocala, Florida in leased facilities of approximately 27,500 square feet, under a lease that expires on June 30, 2008. In addition, we have entered into a lease, effective March 7, 2008, for new corporate headquarters space in Orlando, Florida of approximately 12,570 square feet. This lease will expire sixty calendar months from the earlier of the date that the leasehold improvements are completed or we take possession of the premises. We plan to use the new Orlando office for our principal executive offices and for various marketing, finance, business development and potentially other functions. We also intend to maintain our current facility in Ocala. Our wholly-owned Canadian subsidiary has its principal offices in Toronto, Canada in leased facilities of approximately 10,200 square feet, under a sublease that expires on December 30, 2010. We have also entered into an offer to lease such facilities beginning January 1, 2011 and expiring December 31, 2012. We also lease a sales and marketing office of approximately 4,300 square feet in San Jose, California, under a lease that expires on March 31, 2009. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

For additional information regarding obligations under operating leases, see Note 8 to our consolidated financial statements in Item 8 of this Annual Report. Note 8 is incorporated herein by reference.

Item 3.	Legal Proceedings.

We are not currently a party to any litigation. However, the semiconductor industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. In the future we could become involved in various legal proceedings relating to these or other claims arising out of our ordinary course of business. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders.

Prior to our becoming a public company, on November 21, 2007, our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved the following matters in connection with our initial public offering: (i) the amendment and restatement of our Certificate of Incorporation to implement a reverse stock split and increase the number of authorized shares of our common stock, (ii) effective upon the closing of the offering, the further amendment and restatement of our Certificate of Incorporation to implement certain changes with respect to our capital stock structure, provide for the conversion of our preferred stock into shares of common stock, and provide for certain corporate governance requirements, including customary defensive measures that our board of directors determined would be necessary and appropriate as a public company, (iii) the amendment and restatement of our Bylaws to provide for certain changes consistent with our becoming a public company that became automatically effective upon the closing of the offering, (iv) the adoption of our

2007 Stock Incentive Plan and 2007 Employee Stock Purchase Plan, (v) termination of our Second Amended and Restated Stockholders’ Agreement dated December 15, 2006 and Sections 3 and 4 of our Second Amended and Restated Investor Rights’ Agreement dated December 15, 2006, subject to and in connection with the closing of the offering, (vi) the ratification, approval and election of certain individuals as officers, directors and committee members and (vii) the ratification and approval of a form of indemnification agreement entered into by us with each of our officers and directors. The holders of the majority of our then outstanding common stock approved these matters.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since December 14, 2007, our common stock has been traded on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “ITLN”. Prior to December 14, 2007, our common stock was not publicly traded. The following table lists the per-share range of the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated:

Fiscal Year Ended December 31, 2007	High	Low
Fourth Quarter (commencing December 14, 2007)	$8.04	$6.00

As of March 17, 2008, there were approximately 296 holders of record of our common stock. In addition, there are a substantially greater number of beneficial holders of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

No purchases of our common stock were made by or on behalf of us or any affiliated purchaser during 2007. We do not foresee purchasing our common stock in the foreseeable future.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareowner return on Intellon common stock against the cumulative total return of the Standard & Poor’s Semiconductors Index and the NASDAQ Composite Index for the period beginning December 14, 2007, the effective date of our initial public offering, and ending December 31, 2007. The graph assumes that $100 was invested on December 14, 2007, in each of Intellon common stock, the Standard & Poor’s Semiconductors Index and the NASDAQ Composite Index at the respective closing prices on December 14, 2007 and that all dividends were reinvested. No cash dividends have been paid or declared on Intellon common stock. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance. The graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Intellon under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD DECEMBER 14, 2007 THROUGH DECEMBER 31, 2007*

Among Intellon Corporation, The S&P Semiconductors Index

And The NASDAQ Composite Index

* $100 invested on 12/14/07 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Unregistered Sales of Equity Securities

The following sets forth information regarding unregistered securities sold by us in 2007, as adjusted for our 5.4665-for-1 reverse stock split:

1. On April 25, 2007, we awarded 6,403 shares of our restricted common stock to R. Douglas Norby, one of our directors, pursuant to our Director Stock Plan.

2. On January 30, 2007, we awarded an aggregate of 51,260 shares of our restricted common stock to Rick E. Furtney, our President and Chief Operating Officer, pursuant to our 2000 Employee Incentive Plan.

No underwriters were used in the foregoing transactions. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The restricted common stock awards were only offered to the individual holder. As a result, none of these transactions involved a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. Each of the recipients of these securities had adequate access, through employment, business or other relationships, to information about us. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Use of Proceeds

On December 14, 2007, a registration statement (Registration No. 333-144520) relating to our initial public offering of our common stock was declared effective by the SEC. On December 19, 2007, under this registration statement, we offered and sold 7,500,000 shares of our common stock at a public offering price of $6.00 per share. On January 16, 2008, we offered and sold an additional 1,010,000 shares pursuant to the underwriters’ exercise of their over-allotment option. The managing underwriters of this offering were Deutsche Bank Securities Inc., Jefferies & Company, Piper Jaffray & Co. and Oppenheimer & Co. Inc.

We received net proceeds of approximately $47.5 million after deducting underwriting discounts of $3,574,200 (or $0.42 per share) but before expenses. We intend to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and other corporate expenses. Pending such usage, we have invested the net proceeds in short-term, interest-bearing investment grade securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans is incorporated by reference to our Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2006 and 2007, and the selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007, are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The data as of December 31, 2003, 2004 and 2005, and for the years ended December 31, 2003 and 2004, are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2003	2004	2005	2006	2007
Consolidated Statement of Operations Data:
Revenue	$6,834	$12,501	$16,576	$33,718	$52,313
Cost of revenue	3,608	7,465	9,494	18,968	29,151

Gross profit	3,226	5,036	7,082	14,750	23,162
Cost of operations:
Research and development	6,262	11,043	12,019	10,856	17,238
Sales and marketing	2,197	4,034	5,274	7,199	9,007
General and administrative	1,791	2,206	2,756	5,089	5,229

Operating loss	(7,024)	(12,247)	(12,967)	(8,394)	(8,312)

Other income (expense):
Interest income	82	152	524	637	958
Interest expense	(595)	—	(61)	(61)	(181)
Other	16	15	(12)	21	(11)

Total other income (expense)	(497)	167	451	597	766

Loss before income tax benefit	(7,521)	(12,080)	(12,516)	(7,797)	(7,546)
Income tax benefit	—	—	—	—	231

Net loss	(7,521)	(12,080)	(12,516)	(7,797)	(7,315)
Preferred stock dividends / accretion of redeemable preferred stock	(6,751)	(9,461)	(4,970)	(5,307)	(6,759)

Net loss attributable to common shareholders	$(14,272)	$(21,541)	$(17,486)	$(13,104)	$(14,074)

Net loss attributable to common shareholders per common share:
Basic and diluted	$(82.39)	$(36.47)	$(19.41)	$(9.19)	$(4.25)

Weighted-average number of shares used in per share calculations:
Basic and diluted	174	592	901	1,428	3,311

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,540	$5,288	$16,981	$24,978	$52,074
Total current assets	17,225	10,362	22,987	34,922	69,937
Total assets	18,757	12,872	26,505	38,519	73,421
Total current liabilities	2,133	3,362	4,881	7,453	9,414
Total redeemable convertible preferred stock	33,880	48,296	63,040	85,333	—
Shareholders’ equity (deficit)	(17,256)	(38,786)	(42,107)	(54,498)	64,007

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements contained in this Annual Report, including those in this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements”. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including those set forth under “Item 1A. Risk Factors” in this Annual Report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Overview

We are a leading fabless semiconductor company that designs and sells integrated circuits (ICs) for high-speed communications over existing electrical wiring. Our ICs enable home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. Consumer demand for broadband services and the proliferation of digital video, audio and data content are driving the rapidly growing market for home connectivity. We believe our solutions are particularly well-suited to address the challenges of sharing entertainment content throughout the home. Products using our ICs are easy to install and use, and deliver connectivity through electrical outlets across the home. Our newest ICs also meet the performance demands required for the delivery of high-definition video content.

As a result of our substantial investment in research and development since our inception in 1989, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, enabling us to focus on the design, development, sales and marketing of our products and to reduce the level of our capital investment. As of December 31, 2007, we had shipped more than 21.9 million powerline communications ICs, including over 14.7 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 7.7 million powerline communications ICs in 2007, a 44% increase over 2006 shipments of more than 5.3 million powerline communications ICs. Our HomePlug-based ICs represented approximately 94% of our revenue for the year ended December 31, 2007. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. As a result of the growing demand for these services, service providers became the fastest growth channel for the sales of our ICs during 2007, and we expect this trend to continue in the foreseeable future.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will ultimately reduce or terminate their demand for our products. The lack of visibility into our own customers’ end-customer demand causes us to experience fluctuations in our revenue, and we expect these fluctuations to continue.

Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a design win. We believe design wins provide a competitive advantage, particularly for embedded products, because once one of our products is incorporated into a customer’s design, a redesign to incorporate a competitor’s product in place of ours would generally be time-consuming and expensive.

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For 2007, 2006 and 2005, 67%, 61% and 52% of our revenue was from direct channels, respectively. We have direct sales personnel based in the United States, Europe and Asia. We also have field applications engineering personnel based in each of these locations that support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. In addition, we have a business development group that focuses on marketing to service providers in all of our geographic markets.

Since our inception, we have made a substantial investment in research and development and in sales and marketing. We have not yet achieved profitability. We incurred net losses during 2007, 2006 and 2005 of $7.3 million, $7.8 million and $12.5 million, respectively, and our accumulated deficit as of December 31, 2007 was $136.6 million. Our revenue grew to $52.3 million for 2007 from $33.7 million for 2006, which was an increase from $16.6 million for 2005. In addition, our operating expenses increased to $31.5 million for 2007 from $23.1 million for 2006 and $20.0 million for 2005.

We expect to hire additional employees to support our expanded operations. We expect personnel costs to increase in the future as a result of the increase in the number of our full-time employees. The actual increase in costs will depend on the timing and compensation of new hires. In addition, we expect to incur substantial costs and expenses in the first half of 2008 related to the engineering development and mask costs of a lower cost 65 nanometer version of our HomePlug AV-based IC as well as engineering efforts related to our next generation IC.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue

Our revenue is generated primarily from shipments of our IC products. The price of our IC products is influenced by market and competitive conditions. Periodically, we reduce the price of our products as market and competitive conditions change or as we are able to reduce our manufacturing costs. In addition, the average selling price of our ICs can vary due to product mix. To date, all of our revenue has been denominated in U.S. dollars. Therefore, the main factors that impact our revenue are unit volumes and average selling prices.

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was $0.5 million, $0.7 million and $0.4 million during the periods ended December 31, 2007, 2006 and 2005, respectively. We do not expect the sales of these products to be significant in the future.

Historically, a small number of customers (OEMs, ODMs and distributors) have accounted for a substantial portion of our revenue. We sell our ICs directly to OEMs and service providers or through ODMs and distributors. We anticipate that significant customer concentration will continue for the foreseeable future. Our top five customers accounted for approximately, 64%, 61% and 70% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively. The customers representing 10% or more of our revenue since 2005 were:

	Year Ended December 31,
Customer	2005	2006	2007
devolo AG (OEM)	16%	19%	18%
Lumax International Corporation (distributor)	22%	17%	17%
Free (service provider)	*	*	11%
Universal Electric GMBH (distributor)	17%	*	*

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

We have experienced variations in demand from most of our customers, including our largest customers. These variations, which will likely continue, are due to a number of factors, including our customers’ inability to predict accurately their end-customer demand, the rate of adoption of powerline communications in the markets we serve, changes in our product mix, our efforts to streamline our sales channel and the market acceptance of our products, particularly our new products. We have therefore been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers.

A significant portion of our sales are to customers outside the United States and Canada, which we consider North America. Sales to customers in Asia accounted for approximately 42%, 46% and 42% of our revenue in 2007, 2006 and 2005, respectively. Sales to customers in Europe accounted for approximately 38%, 32% and 36% of our revenue in 2007, 2006 and 2005, respectively. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented, for geographic regions representing greater than 10% of our revenue.

	Year Ended December 31,
	2005		2006		2007
North America	$3,574	21.6%	$5,924	17.6%	$9,613	18.4%
Asia	6,971	42.1%	15,402	45.7%	21,957	42.0%
Europe	5,933	35.7%	10,609	31.5%	19,965	38.2%
Other	98	0.6%	1,783	5.2%	778	1.4%

Total	$16,576	100.0%	$33,718	100.0%	$52,313	100.0%

Cost of Revenue

We outsource the wafer fabrication, assembly and test functions of our IC products. We purchase processed wafers on a per wafer basis from our fabrication suppliers, which are currently United Microelectronics Corporation (UMC) and Chartered Semiconductor Manufacturing, Ltd. We also outsource the assembly, final testing and other processing of our products to third-party contractors. We negotiate wafer fabrication on a purchase order basis and we do not have long-term agreements with any of our third-party contractors. For some of our HomePlug AV-based products, we also purchase analog front-end (AFE) ICs and line drivers from third parties, which are incorporated into multi-chip modules or chipsets sold by us. A significant disruption in the operations of one or more of our wafer fabrication facilities, assembly or test subcontractors or third-party AFE and line driver IC suppliers would adversely impact the production of our products and our ability to meet customer demand.

Cost of revenue includes primarily the cost of silicon wafers purchased from our foundry partners as well as the AFEs and line drivers we purchase from third parties. In addition, cost of revenue includes other outsourced manufacturing costs and costs associated with the assembling and testing of our ICs. Cost of revenue also includes items such as license expense, purchasing and production planning personnel and related expenses and inventory valuation write-downs.

As we do not have formal, long-term pricing agreements with our outsourcing suppliers, our wafer costs and services are subject to price fluctuations based on the cyclical supply and demand for semiconductors. We also face the risks associated with how much acceptable product will result from the manufacturing process of our ICs, or yield, as identified when the product is tested. These risks exist at several stages of the manufacturing process, including the manufacture of the wafers, cutting the wafers into the die that comprise the individual ICs and assembling the die into a multi-chip or a single-chip package. If our manufacturing yields decrease at any stage of production, our cost per unit increases, which could have a significant adverse impact on our gross margins. Manufacturing yields on newly-introduced ICs may vary significantly until such time as the manufacturing process parameters are fully engineered. Manufacturing yields on mature products may also vary. We believe that the difficulty of achieving satisfactory IC yields will increase as we continue to move our IC production processes to smaller geometries and integrate our ICs into more multi-chip modules in an effort to offer competitive cost and performance advantages.

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions.

Research and Development

Research and development expense primarily consists of compensation and associated costs related to development employees and contractors, mask costs, prototype wafers, software and engineering development, software licenses, reference design development costs, development testing and evaluation, occupancy costs, travel, depreciation expense and stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). All research and development costs are expensed as incurred.

We have experienced significant fluctuations in research and development expenses, in part, due to the timing of our creation and introduction of new products and the degree to which our new products represented major changes from our then-existing products. As we create new products, we often use third-party contractors to supplement our own research and development teams. We also incur costs for third-party intellectual property that we incorporate into our designs. If we are producing a major new product platform, as we did with the introduction of our first HomePlug AV-based IC, these costs are generally more significant than if we are producing a cost-down version of an existing IC, as we did with our second generation HomePlug AV-based IC. In addition, as is common in the semiconductor industry, we incur costs associated with the creation of the masks that our foundry partners use to produce our ICs. Mask costs are more expensive for ICs that use smaller geometries for the manufacturing process. We expect to continue to transition our ICs to lower process geometries. As a result, we expect that the cost of the masks for our future products will increase. In addition, we may be required to pay for multiple masks as part of our IC design creation process, which could have a significant adverse effect on research and development expense. Historically, most of our new IC development has occurred on a sequential basis, with only one design project occurring at a time. In the future, we believe that we will need to pursue multiple IC development efforts simultaneously in order to be competitive, which will increase our research and development expenses.

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, as a percentage of revenue, we expect these costs to fluctuate from one period to another. Specifically, we expect our research and development expenses will decrease modestly for the quarter ending March 31, 2008 over our actual spending for these expenses for the quarter ended December 31, 2007 due to substantial costs and expenses related to the development of a lower cost version of our HomePlug AV-based ICs that were incurred in the quarter ended December 31, 2007.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, warrant expense, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect sales and marketing expenses in the near term will be similar to 2007 in absolute dollars as increases in compensation expenses from the hiring of additional personnel and the expansion our sales and marketing efforts will be offset by a decrease in warrant expense and other expenses.

As of December 31, 2007, we no longer have any exercisable or outstanding performance-based warrants. Prior to our initial public offering, when it was probable that some or all of the performance milestones would be achieved, marketing expense, based on the fair market value of the underlying warrants, was recognized over the vesting period of the warrants. We reclassified the liabilities associated with these warrants to shareholders’ equity (deficit). These expenses fluctuated based on the fair market value of the underlying securities.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under SFAS 123(R). We expect that general and administrative expense will increase significantly in absolute dollars as we operate as a public company, including expense related to compliance with the Sarbanes-Oxley Act of 2002. In addition, we expect to hire additional personnel and incur costs related to the anticipated growth of our business, including improvements to our information technology infrastructure and our planned establishment of a new headquarters office in leased facilities in the Orlando, Florida area.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income and interest expense. Interest income consists of interest earned on cash and cash equivalents. Interest expense consists of interest on our capital leases and a revolving credit facility with Silicon Valley Bank, under which $9.0 million of credit was available as of December 31, 2007. The revolving credit facility with Silicon Valley Bank has since been terminated. Because our net cash balances have historically exceeded our debt balances, we have earned total other income.

Provision for Income Taxes

As we have incurred losses to date, we have not been required to recognize income tax expense.

During the year ended December 31, 2007, we recognized $0.2 million of research and development tax credits. See “Recent Accounting Pronouncements” herein.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this filing. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.

We believe the following policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the title and risk of loss have passed to the customer, the sales price is fixed or determinable and collection is reasonably assured. We assess the ability to collect from our customers based on a number of factors, including our assessment of the customer’s creditworthiness and any past transaction history we may have with the customer. If we do not deem the customer creditworthy, we may defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met.

Revenue from product sales to direct customers is recognized upon shipment and transfer of risk of loss if we believe collection is reasonably assured and all other revenue recognition criteria are met. Some end-users of our products have certain price concessions. We are able to reasonably estimate these price concessions under SFAS No. 48, Revenue Recognition When Rights of Return Exist, which sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. Our direct customers do not have any rights of return other than for defective products.

Revenue from product sales to distributors is recognized upon shipment provided the conditions of revenue recognition are met. The sale of products to distributors is not contingent upon the distributor selling the product to the end-user, and our distributors generally do not have any rights of return including stock rotation rights. One of our distributors has a restocking right. We are able to estimate future returns by monitoring this distributor’s inventory to ensure products are selling through to its end customers. We also allow some distributors to return unsold product if we terminate the distribution agreement governing the relationship. If we were to terminate a distributor agreement, we would record a reduction in revenue for the estimated return of unsold inventory at the time the decision was made to terminate the distributor agreement. We have no current intention to terminate any of our distributor agreements in a manner that would result in the return of unsold inventory to us.

We record provisions for estimated price concessions in the form of rebates and most favored nation pricing (MFN) at the time the related revenue is recorded as well as for products in our channels where we expect price concessions to occur. These estimates are based on reports and information gathered from our customers and other known facts. There were no differences between the estimated price concessions recorded and the actual amounts claimed for price concessions for reported periods. In addition, many of the price concession arrangements had been discontinued as of June 30, 2007.

Inventory and Reserves

Our inventories are stated on a first-in first-out basis at the lower of cost or market value. Cost includes fabricated wafers, purchased integrated circuits, subcontractor costs (such as assembly and test) and license fees. Determining market value of inventories involves numerous judgments, including the determination of average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of revenue.

Allowance for Uncollectible Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments, which is included in costs of operations. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging categories to identify significant customers with known disputes or collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair market values recognized over the requisite service period. We used the prospective transition method, under which SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In accordance with this transition method, our consolidated financial statements for prior periods have not been adjusted to reflect the impact of SFAS 123(R). Stock-based compensation expense for the year ended December 31, 2005 represents the cost of restricted common stock awards determined in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

We estimated the fair market value of options granted after January 1, 2006 using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair market value of our common stock, weighted-average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. The fair market value of our common stock was determined based on contemporaneous, and in certain instances retrospective, valuations using enterprise values based on a combination of financial models that included both a market based and discounted cash flow approach. The enterprise valuation was allocated across our equity securities using the option-pricing method. We used the simplified calculation of expected life described in the SEC Staff Accounting Bulletin 107, and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities we believe have characteristics similar to us. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience.

Because we used the minimum value method for pro forma disclosure purposes under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, disclosures to demonstrate the effect of pro forma compensation costs on net loss and net loss per share for the years ended December 31, 2005 are not appropriate in accordance with SFAS 123(R).

Freestanding Preferred Stock Warrants

On June 29, 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). This Staff Position affirms that such warrants are subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under Statement 150, the freestanding warrants that were related to our redeemable convertible preferred stock, prior to our initial public offering, are liabilities that should be recorded at fair market value.

We estimated the fair market value of these warrants for the year ended December 31, 2006 based on a market transaction that occurred in March 2007. Several qualified institutional buyers, who are existing stockholders, purchased the redeemable convertible preferred stock whose fair market value was independently negotiated from an existing stockholder. We applied the Black-Scholes model based on this market transaction. We recognized $4,000, $0.2 million and $0.3 million of marketing expense for the years ended December 31, 2005, 2006 and 2007, respectively, related to these warrants.

On December 19, 2007, the closing date of our initial public offering, these warrants to purchase shares of our convertible preferred stock became warrants to purchase shares of our common stock. As of December 31, 2007, no warrants were exercisable or outstanding.

Provision for Income Taxes

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. At December 31, 2007, we had recorded a full valuation allowance, with the exception of the portion that is derived from Canadian tax credits, based on our belief that available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists.

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2005	2006	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.3	56.3	55.7

Gross profit	42.7	43.7	44.3
Cost of operations:
Research and development	72.5	32.2	33.0
Sales and marketing	31.8	21.3	17.2
General and administrative	16.6	15.1	10.0

Operating loss	(78.2)	(24.9)	(15.9)

Other income (expense):
Interest income	3.2	1.9	1.8
Interest expense	(0.4)	(0.2)	(0.3)
Other	(0.1)	0.1	0.0

Total other income (expense)	2.7	1.8	1.5

Loss before income tax benefit	(75.5)	(23.1)	(14.4)
Income tax benefit	—	—	0.4

Net loss	(75.5)	(23.1)	(14.0)
Preferred stock dividends / accretion of redeemable preferred stock	(30.0)	(15.7)	(12.9)

Net loss attributable to common shareholders	(105.5)%	(38.8)%	(26.9)%

Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenue. Revenue was $52.3 million in 2007, a 55.1% increase over revenue of $33.7 million for 2006. The increase was primarily due to the increase in sales of our HomePlug-based ICs, which increased in both aggregate unit volume and absolute dollars to $49.3 million in 2007 from the prior year of $28.7 million, or 71.8%. The sales of our command and control ICs decreased to $2.4 million in 2007 from $4.3 million in 2006, or 42.9%. The increase in revenue for 2007 over the prior year was primarily due to a 72.3% increase in unit volumes and a 0.3% decrease in average selling prices for our HomePlug-based ICs, which was offset by a 42.8% decrease in unit volumes and a 0.1% decrease in average selling prices for our command and control ICs.

Revenue was $33.7 million in 2006 and $16.6 million in the prior year, an increase of $17.1 million, or 103.4%. The increase was primarily due to the increase in sales of our HomePlug-based ICs, which more than doubled in both aggregate unit volume and absolute dollars to $28.7 million in 2006 from the prior year of $12.5 million, or 130.4%. The sales of our command and control ICs increased to $4.3 million in 2006 from $3.7 million in 2005, or 14.3%. The increase in revenue for 2006 over the prior year was primarily due to a 135.5% increase in unit volumes and a 2.2% decrease in average selling prices for our HomePlug-based ICs, and a 15.2% increase in unit volumes and a 0.8% decrease in average selling prices for our command and control ICs.

Sales to our top customers have varied during the past three years. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in our product mix, customers’ inability to predict accurately their end-customer demand and our efforts to improve our sales channel. Examples of these trends include:

•

Product Mix. Sales of our HomePlug-based ICs increased from $12.5 million in 2005 to $28.7 million in 2006 to $49.3 million in 2007, while sales of our command and control ICs increased from $3.7 million in 2005 to $4.3 million in 2006 and then declined to $2.4 million in 2007. Due in part to this shift in product mix, Universal Electric GMBH, a customer which predominantly purchases command and control ICs and which represented 16.3% of our sales in 2005, declined to less than 10.0% of our sales in 2006 and 2007. In addition, Free, a service provider, represented 11.4% of our sales in 2007.

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on their ability to predict the demand from their end customers. For example, our sales to Sanmina-SCI Systems De Mexico fluctuate as their end-customer, a service provider, alternates the ODM building their product.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, products previously sold to Jeritronics Ltd. are now sold to Lumax International Corporation.

We continue to expect variations in our top customers as a result of these and other trends.

Cost of Revenue. Cost of revenue was $29.2 million in 2007 and $19.0 million in the prior year, an increase of $10.2 million, or 53.7%. Cost of revenue was $19.0 million in 2006 and $9.5 million in 2005, an increase of $9.5 million, or 99.8%. These yearly increases were primarily due to increases in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.4 million, $0.7 million and $0.5 million in 2007, 2006 and 2005, respectively. In addition, our expenses for licensing third-party technologies were approximately $1.2 million, $0.6 million and $0.1 million in 2007, 2006 and 2005, respectively.

Gross Profit. Gross profit was $23.2 million, or 44.3% of revenue, in 2007 and $14.8 million, or 43.7% of revenue, in the prior year. The improvement in gross profit percentage was primarily due to lower cost of revenue from our purchasing and production planning personnel and related expenses, which was slightly offset by changes in product mix as sales of our higher margin command and control ICs declined 42.9% in 2007 from 2006. Gross profit percentage was also slightly impacted due to a decrease in average selling prices for our

HomePlug-based ICs of 0.3% and for our command and control ICs of 0.1% in 2007 compared to 2006. The impact of lower average selling prices was offset by decreases in unit costs in 2007 from 2006 for our HomePlug-based ICs and command and control ICs by approximately 3.2% and 7.7%, respectively. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in 2007 compared to 2006.

Gross profit was $14.8 million, or 43.7% of revenue, in 2006 and $7.1 million, or 42.7% of revenue, in the prior year. The improvement in gross profit was due to higher revenue from our HomePlug-based ICs. The improvement in gross profit percentage was primarily due to lower cost of revenue from our purchasing and production planning personnel and related expenses. Gross profit percentage was also impacted due to a decrease in average selling prices for our HomePlug-based ICs of 2.2% and for our command and control ICs of 0.8% in 2006 compared to 2005. The impact of lower average selling prices was offset by decreases in unit costs in 2006 from 2005 for our HomePlug-based ICs and command and control ICs by approximately 6.7% and 6.7%, respectively. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in 2006 compared to 2005.

Research and Development. Research and development expense was $17.2 million in 2007 and $10.9 million in 2006, an increase of $6.3 million, or 58.8%. The increase was due to increased engineering expenses of $3.4 million for contractor costs, software tools and other expenses related to the development of our next generation 65 nanometer HomePlug AV-based IC, increased payroll, bonus and recruiting expenses of $2.3 million, occupancy expenses of $0.2 million, asset dispositions of $0.2 million and travel expenses of $0.1 million.

Research and development expense, including the amortization of intangibles, was $10.9 million in 2006 and $12.0 million in 2005, a decrease of $1.1 million, or 9.7%. The decrease was due to a $1.6 million decline in contractor costs as we completed the design of our first HomePlug AV-based IC, offset by increased payroll costs of $0.5 million from hiring additional full-time engineers, instead of contractors, which tend to be more expensive.

Sales and Marketing. Sales and marketing expense was $9.0 million in 2007 and $7.2 million in 2006, an increase of $1.8 million, or 25.1%. The increase was due to increased compensation expenses of $1.0 million including payroll related to hiring efforts, bonuses and commissions as well as increased travel expenses, tradeshow expenses and stock-based compensation of $0.3 million, $0.2 million and $0.1 million, respectively. In addition, expenses related to performance-based warrants increased by $0.1 million over the prior year.

Sales and marketing expense was $7.2 million in 2006 and $5.3 million in 2005, an increase of $1.9 million, or 36.4%. The increase was due to increased payroll and recruiting expenses related to hiring efforts of $1.5 million as well as increased bonuses and commissions of $0.4 million. In addition, expenses related to performance-based warrants increased by $0.2 million over the prior year.

General and Administrative. General and administrative expense was $5.2 million in 2007 and $5.1 million in 2006, an increase of $0.1 million, or 2.8%. The increase was due to increases in compensation expenses, professional service expenses, travel, and occupancy expenses of $0.4 million, $0.2 million, $0.1 million and $0.1 million, respectively, which were offset by reductions in bonuses and stock-based compensation of $0.5 million and $0.2 million, respectively.

General and administrative expense was $5.1 million in 2006 and $2.8 million in 2005, an increase of $2.3 million, or 84.7%. The increase was due to increased payroll and bonuses of $1.1 million, increased stock-based compensation expense of $0.7 million, as well as increased equipment, travel, occupancy and professional costs for legal fees.

Total Other Income (Expense). Total other income was $0.8 million in 2007 and $0.6 million in 2006, an increase of $0.2 million, or 28.3%. Total other income was $0.5 million in 2005. Total other income increased each year from 2005 through 2007 due to the increase in cash and cash equivalents, which generated an increase in interest income.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2005	2006	2007
Consolidated Cash Flow Data:
Net cash used in operating activities	$(11,032)	$(7,355)	$(9,527)
Net cash used in investing activities	$(1,024)	$(1,080)	$(1,804)
Net cash provided by financing activities	$23,749	$16,432	$38,427
Net increase in cash and equivalents	$11,693	$7,997	$27,096

Prior to our initial public offering in December 2007, we funded our operations and met our capital expenditure requirements primarily with venture capital and private equity funding. Prior to our initial public offering, between 2003 and 2006, we raised approximately $76 million in gross financing proceeds from the issuance and sale of redeemable convertible preferred stock and convertible notes to a number of institutional investors. The proceeds from all of these issuances have generally been used for general business purposes. Some of these funds were used in June 2006 for the repurchase of the shares of stock we issued in connection with our purchase of all the intellectual property and certain assets and the assumption of certain liabilities of Cogency Semiconductor, Inc. in Toronto, Canada in January 2004. In December 2007, we raised $39.0 million net proceeds from our initial public offering, after deducting underwriting discounts, commissions and other offering costs. The shares of our redeemable convertible preferred stock, including the balance of accrued dividends on those shares were converted into common stock upon the consummation of our initial public offering. All warrants for our common stock were either exercised or forfeited as of December 31, 2007.

Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication, assembly and test functions for our IC products. We have also applied cash for payroll, bonuses and other operating expenses including mask expenses and development tools for new product development. In addition, we made payments related to the purchase of equipment as well as working capital.

As of December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $52.1 million, primarily as a result of the net proceeds of $39.0 million from our initial public offering in December 2007. As of December 31, 2007, $9.0 million had been available under a reducing credit facility with Silicon Valley Bank. On January 22, 2008, this credit facility and all obligations with respect to principal, interest and fees under such credit facility were terminated by us and satisfied in full. The credit facility was scheduled to mature on October 31, 2008. We incurred no early termination penalties as a result of the termination.

Operating Activities. Our cash flows used in operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We used approximately $9.5 million of net cash in operating activities during the year ended December 31, 2007. The significant uses of cash in operations were a net loss of $7.3 million, and increases in accounts receivable, inventory and prepaid expenses and other assets of approximately $3.5 million, $3.3 million and

$1.1 million, respectively. These uses were offset by increases in accounts payable and accrued expenses of $2.9 million and non-cash expenses for depreciation and amortization expenses, stock-based compensation, accrued warrant expenses and loss on disposal of assets of $1.5 million, $0.6 million, $0.3 million and $0.2 million, respectively. In addition, we received proceeds for research and development tax credits of $0.2 million.

We used approximately $7.4 million of net cash in operating activities during 2006. The significant uses of cash in operations were a net loss of $7.8 million and increases in inventory and accounts receivable of $2.0 million and $1.9 million, respectively. These uses of cash were slightly offset by $1.4 million in non-cash depreciation and amortization expenses, $0.7 million in non-cash stock-based compensation charges and an increase of $2.2 million in accounts payable and accrued expenses.

We used approximately $11.0 million of net cash in operating activities during 2005. The significant uses of cash in operations were a net loss of $12.5 million and an increase in accounts receivable of $2.2 million. These uses of cash were offset by $1.4 million in non-cash depreciation, amortization expenses and non-cash stock-based compensation charges, a decrease in inventories of $1.3 million and an increase of $1.1 million in accounts payable and accrued expenses.

Investing Activities. Our primary investing activities have consisted of purchases of computer and laboratory equipment and software tools used in the design of our ICs to support our operations and research and development. As we continue to expand, we expect purchases of computer and laboratory equipment and development tools to grow in absolute dollars.

We used approximately $1.8 million, $1.1 million and $1.0 million of net cash in investing activities in the years ended December 31, 2007, 2006 and 2005, respectively, primarily to purchase property and equipment as well as for the purchase or development of intangible assets.

We expect our cash investing activities during 2008 to be greater than our spending in 2007.

Financing Activities. Prior to our initial public offering, our primary financing activities since 2005 have consisted of financings to fund our operations and the repurchase of shares of redeemable convertible preferred stock and for payments on capital lease obligations.

In December 2007, we raised $39.0 million in net proceeds from our initial public offering after deducting underwriting discounts and commissions of $3.2 million and other offering costs of $2.8 million. For the year ended December 31, 2007, we used $0.7 million for capital lease payments.

We raised $17.8 million in net proceeds from the sale of redeemable convertible preferred stock in 2006. In 2006, we used $0.8 million to repurchase shares of redeemable convertible preferred stock and $0.6 million to make payments on our capital lease obligations. We raised $23.9 million in net proceeds from the sale of redeemable convertible preferred stock in 2005. In 2005, we used $0.2 million to make payments on our capital lease obligations.

We do not have any special purpose entities, and other than operating leases for office space, described below, we had no off-balance sheet financing arrangements as of December 31, 2006 or 2007.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2007 that are fixed and determinable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$3,378	$1,816	$1,562	$—	$—
Purchase obligations	4,798	4,798	—	—	—

Total	$8,176	$6,614	$1,562	$—	$—

Our principal lease commitments consist of obligations under leases for office space and computer equipment. We finance the purchase of some of our development tools under a capital lease arrangement over various dates that end in the next two years.

During March 2008, we signed an agreement to lease approximately 12,570 square feet of office space for new corporate headquarters in Orlando, Florida. The initial annual base rent is $289,100, subject to a 5% increase each year. The lease term is 5 years.

Future Capital Requirements. We believe that the net proceeds from our initial public offering, combined with our existing cash, cash equivalents, short-term investments and any operating cash flow, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months. In addition, we expect that the net proceeds from our initial public offering will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that funds from our initial public offering, combined with existing cash, cash equivalents, short-term investments and operating cash flow, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, was effective for us in the first quarter of 2007. We adopted FIN 48 on January 1, 2007 and recorded a $0.2 million benefit as an adjustment to accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, which would delay the effective date of SFAS No. 157, or all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date would be delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact of FSP FAS 157-b, together with SFAS 157, on our consolidated financial statements, but do not expect it to have a material impact on our financial position, results of operations, cash flows and disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110) which, effective January 1, 2008, expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under the simplified method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. In particular, SAB 107 provides for a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The use of the simplified method was scheduled to expire on December 31, 2007, as it was anticipated that more detailed external information about employee exercise behavior would become available. SAB 110 extends the use of the simplified method for plain vanilla awards in certain situations. We expect to continue our use of the simplified method for awards issued after December 31, 2007 until such time that historical exercise information provides a more reliable estimate of the expected term.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of SFAS 159, but do not expect it to have a material impact on our financial position, results of operations, cash flows or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2007, our cash reserves were maintained primarily in money market investment accounts totaling $52.1 million. We have operating expenses in foreign currencies, predominantly Canadian Dollars but also Pounds Sterling and Euros that are converted to U.S. Dollars for financial reporting. These currencies have strengthened significantly against the U.S. Dollar in the past year. As a result, our operating expenses were approximately $0.4 million higher during the year ended December 31, 2007 relative to the year ended December 31, 2006. These currencies may continue to strengthen in the future, which would negatively impact our financial results.

Item 8.	Financial Statements and Supplementary Data.

INTELLON CORPORATION

Report of Independent Registered Public Accountants

Board of Directors and Shareholders

Intellon Corporation

We have audited the accompanying consolidated balance sheets of Intellon Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellon Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for uncertain tax positions in 2007 and for stock-based employee compensation in 2006.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

Jacksonville, Florida

March 14, 2008

Intellon Corporation

Consolidated Balance Sheets

	December 31
	2006	2007
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$24,978	$52,074
Accounts receivable, net	5,144	8,658
Inventories, net	4,488	7,749
Prepaid expenses	236	957
Other current assets	76	499

Total current assets	34,922	69,937
Property and equipment	2,065	1,728
Intangible assets, net	1,467	1,756
Deferred loan costs	65	—

Total assets	$38,519	$73,421

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,126	$6,994
Accrued expenses	2,435	2,420
Obligations under capital lease	892	—

Total current liabilities	7,453	9,414
Preferred stock warrant liability, non-current	231	—

Total liabilities	7,684	9,414

Redeemable convertible preferred stock:
Series A, $0.0001 par value, 8,216 (2006) and no (2007) shares authorized; 8,216 (2006) and none (2007) issued and outstanding; liquidation and redemption value of $38,872 at December 31, 2006	39,545	—
Series B, $0.0001 par value, 5,796 (2006) and no (2007) shares authorized; 5,462 (2006) and none (2007) issued and outstanding; liquidation value of $34,348 and redemption value of $28,230 at December 31, 2006	27,902	—
Series C, $0.0001 par value, 2,461 (2006) and no (2007) shares authorized; 2,461 (2006) and none (2007) issued and outstanding; liquidation value of $22,571 and redemption value of $18,071 at December 31, 2006	17,886	—

Total redeemable convertible preferred stock	85,333	—

Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, No (2006) and 5,000 (2007) shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 110,711 (2006) and 200,000 (2007) shares authorized; 3,014 (2006) and 30,336 (2007) issued and outstanding	—	3
Additional paid in capital	74,947	200,606
Accumulated deficit	(129,445)	(136,602)

Total shareholders’ equity (deficit)	(54,498)	64,007

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$38,519	$73,421

See accompanying notes to consolidated financial statements.

Intellon Corporation

Consolidated Statement of Operations

	Year Ended December 31
	2005	2006	2007
	(in thousands, except per share data)
Revenue	$16,576	$33,718	$52,313
Cost of revenue	9,494	18,968	29,151

Gross profit	7,082	14,750	23,162
Cost of operations:
Research and development	12,019	10,856	17,238
Sales and marketing	5,274	7,199	9,007
General and administrative	2,756	5,089	5,229

Operating loss	(12,967)	(8,394)	(8,312)

Other income (expense):
Interest income	524	637	958
Interest expense	(61)	(61)	(181)
Other	(12)	21	(11)

Total other income	451	597	766

Loss before income tax benefit	(12,516)	(7,797)	(7,546)
Income tax benefit	—	—	231

Net loss	(12,516)	(7,797)	(7,315)
Preferred stock dividends/accretion of redeemable preferred stock	(4,970)	(5,307)	(6,759)

Net loss attributable to common shareholders	$(17,486)	$(13,104)	$(14,074)

Net loss attributable to common shareholders per common share:
Basic and diluted	$(19.41)	$(9.19)	$(4.25)

Weighted-average number of shares used in per share calculations:
Basic and diluted	901	1,428	3,311

See accompanying notes to consolidated financial statements.

Intellon Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock					Shareholders’ Equity (Deficit)
	Series A-1	Series A-2	Series A	Series B	Series C	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(in thousands, except share amounts)
Balance, December 31, 2004	$26,489	$21,807	—	—	—	$1,822,212	—	$70,346	$(109,132)	$(38,786)
Net loss	—	—	—	—	—	—	—	—	(12,516)	(12,516)
Exchange of preferred stock	(27,025)	(22,077)	34,960	—	—	—	—	14,142	—	14,142
Issuance of convertible preferred stock, net of issuance costs of $547	—	—	—	23,916	—	—	—	—	—	—
Restricted stock grants, net of forfeitures	—	—	—	—	—	590,218	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	23	—	23
Accrued dividends on preferred stock	262	—	2,508	1,562	—	—	—	(4,332)	—	(4,332)
Accretion of preferred stock to redemption price	274	270	—	94	—	—	—	(638)	—	(638)

Balance, December 31, 2005	—	—	37,468	25,572	—	2,412,430	—	79,541	(121,648)	(42,107)
Net loss	—	—	—	—	—	—	—	—	(7,797)	(7,797)
Repurchase of preferred stock	—	—	(827)	—	—	—	—	—	—	—
Issuance of convertible preferred stock, net of issuance costs of $187	—	—	—	—	17,813	—	—	—	—	—
Restricted stock grants, net of forfeitures	—	—	—	—	—	598,714	—	1	—	1
Stock options exercised	—	—	—	—	—	2,744	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	712	—	712
Accrued dividends on preferred stock	—	—	2,904	2,206	71	—	—	(5,181)		(5,181)
Accretion of preferred stock to redemption price	—	—	—	124	2	—	—	(126)		(126)

Balance, December 31, 2006	—	—	39,545	27,902	17,886	3,013,888	—	74,947	(129,445)	(54,498)
Cumulative effect of adjustments resulting from the adoption of FIN 48	—	—	—	—	—	—	—	—	158	158

Adjusted Balance at December 31, 2006	—	—	39,545	27,902	17,886	3,013,888	—	74,947	(129,287)	(54,340)
Net loss	—	—	—	—	—	—	—	—	(7,315)	(7,315)
Restricted stock grants, net of forfeitures	—	—	—	—	—	279	—	—	—
Exercise of warrants	—	—	—	407	—	32,113	—	243	—	243
Stock-based compensation	—	—	—	—	—	—	—	632	—	632
Accrued dividends on preferred stock	—	—	2,912	2,130	1,567	—	—	(6,609)	—	(6,609)
Accretion of preferred stock to redemption price	—	—	—	114	36	—	—	(150)	—	(150)
Conversion of redeemable convertible preferred stock and associated dividends	—	—	(42,457)	(30,553)	(19,489)	19,790,018	2	92,497	—	92,499
Proceeds from initial public offering, net of issuance costs	—	—	—	—	—	7,500,000	1	39,046	—	39,047

Balance, December 31, 2007	$—	$—	$—	$—	$—	30,336,298	$3	$200,606	($136,602)	$64,007

See accompanying notes to consolidated financial statements.

Intellon Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2006	2007
	(in thousands)
Operating Activities
Net loss	$(12,516)	$(7,797)	$(7,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,256	1,308	1,470
Amortization of intangible assets	74	44	47
Stock-based compensation	23	712	632
Other	7	228	545
Changes in operating assets and liabilities:
Accounts receivable	(2,213)	(1,945)	(3,514)
Inventories	1,286	(1,979)	(3,261)
Prepaid expenses and other assets	(5)	(14)	(1,143)
Income tax refund	—	—	159
Deferred loan costs	—	(65)	—
Accounts payable and accrued expenses	1,056	2,153	2,853

Net cash used in operating activities	(11,032)	(7,355)	(9,527)

Investing Activities
Purchase of property and equipment	(728)	(806)	(1,468)
Purchase of intangible assets, net	(296)	(274)	(336)

Net cash used in investing activities	(1,024)	(1,080)	(1,804)

Financing Activities
Proceeds from issuance of preferred stock, net	23,916	17,813	—
Proceeds from initial public offering, net of issuance costs	—	—	39,047
Proceeds from exercise of warrants	—	—	94
Repurchase of preferred stock	—	(827)	—
Payments on capital lease obligations	(167)	(554)	(714)

Net cash provided by financing activities	23,749	16,432	38,427

Net increase in cash and cash equivalents	11,693	7,997	27,096
Cash and cash equivalents, beginning of year	5,288	16,981	24,978

Cash and cash equivalents, end of year	$16,981	$24,978	$52,074

See accompanying notes to consolidated financial statements.

1.	The Company and Summary of Significant Accounting Policies

Description of Company

Intellon Corporation designs, develops, manufactures and markets integrated circuits (ICs) for powerline communications, or high-speed communications over existing electrical wiring. We provide HomePlug-based and other powerline ICs for home networking, networked entertainment, utility, commercial and broadband over powerline (BPL) applications. We believe our company is a leader in powerline networking technology, IC sales and product enablement. We also believe we are well positioned to capitalize on the growth in home networking, audio and video (AV) connectivity and the convergence of the personal computer (PC) and consumer electronics (CE) environments. The company operates in one segment: the design, license and marketing of integrated circuits.

Initial Public Offering

We commenced our initial public offering (IPO) of common stock on December 14, 2007, and the offering was completed on December 19, 2007. We sold and issued 7,500,000 shares of our common stock in our IPO at an issue price of $6.00 per share. We raised approximately $39.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other offering costs of $2.8 million, which were received on December 19, 2007. Upon the closing of the IPO, all shares of our redeemable convertible preferred stock outstanding automatically converted into 16,205,496 shares of common stock and the cumulative dividends that accrued on our redeemable convertible preferred stock in an amount of $15.9 million converted into 3,584,522 shares of common stock.

Principles of Consolidation

The consolidated financial statements include Intellon and our wholly owned subsidiaries, Intellon Canada Inc., Intellon Taiwan Ltd. and Intellon Korea, Ltd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pricing, product returns, doubtful accounts, inventory valuation reserves, investments, intangible assets, income taxes and related valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collection is reasonably assured. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, we may defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met.

Revenue from product sales to direct customers is recognized upon shipment and transfer of risk of loss if we believe collection is reasonably assured and all other revenue recognition criteria are met. Certain end-users of our products have certain price concessions. We are able to reasonably estimate these price concessions under Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Rights of Return Exist, which sets forth conditions that must be met to recognize revenue at the time of shipment. Among those conditions is that a company that provides a pricing concession to a buyer be able to reasonably estimate the amount of future returns or pricing concessions. Our direct customers do not have any rights of return other than for defective products.

Revenue from product sales to distributors is recognized upon shipment provided the conditions of revenue recognition are met. The sale of products to distributors is not contingent upon the distributor selling the product to the end-user and our distributors generally do not have any rights of return including stock rotation rights. One of our distributors has a restocking right. We are able to estimate future returns by monitoring this distributor’s inventory to ensure products are selling through to its end customers. We also allow some distributors to return unsold product if we terminate the distribution relationship. If we were to terminate a distributor agreement, we would record a reduction in revenue for the estimated return of unsold inventory at the time the decision was made to terminate the distributor agreement. We have no intention to terminate any of our distributor agreements in a manner that would result in the return of unsold inventory to us.

We record provisions for estimated price concessions in the form of rebates and most favored nation pricing (MFN) at the time the related revenue is recorded as well as for products in our channels where we expect price concessions to occur. These estimates are based on reports and information gathered from our customers and other known facts. There were no differences between the estimated price concessions recorded and the actual amounts claimed for price concessions for the reported periods. In addition, many of the price concession arrangements had been discontinued as of June 30, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand deposit accounts, and money market accounts. For purposes of the consolidated statement of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject us to credit risk consist of cash and cash equivalents, accounts receivable and accounts payable. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, such as letters of credit, whenever deemed necessary. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

A change in or loss of one or more of our customers could adversely effect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Year Ended December 31,
	2005	2006	2007
devolo AG (OEM)	16%	19%	18%
Lumax International Corporation (distributor)	22	17	17
Free (service provider)	*	*	11
Universal Electric GMBH (distributor)	17	*	*

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 43.1%, 45.4% and 58.0% of accounts receivable at December 31, 2005, 2006 and 2007, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments, which is included in costs of operations. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging categories to identify significant customers with known disputes or collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2006 and 2007, we had no allowance for doubtful accounts.

Fair Market Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, obligations under capital lease and accrued expenses. The respective carrying value of these financial instruments approximates fair market value since they are short-term in nature or are receivable or payable on demand. Fair market value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of period end.

Inventories

Our inventories are stated on a first-in first-out basis at the lower of cost or market value. Cost includes fabricated wafers, purchased integrated circuits, subcontractor costs, such as assembly and test and third-party license fees. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of revenue.

Intangible Assets

Our intangible assets consist of non-compete agreements, trademarks and patents which are amortized over a period of one, 10 and 17 years, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using primarily the straight line method over the estimated useful lives of the assets (generally one to five years) as follows:

Useful Life
Furniture and office equipment	5 years
Research and production equipment	5 years
Computer equipment	2 - 3 years
Software	1 - 3 years

Leasehold improvements are amortized over the shorter of the lease terms or the estimated economic useful lives of the related assets. Amortization of assets held under capital leases is included in depreciation expense.

Asset Impairment

When events or circumstances indicate possible impairment, we perform an evaluation to determine if an impairment of long-lived and intangible assets used in operations exists, using undiscounted estimated future operating cash flows attributable to such assets compared to the assets’ carrying amount. If we determine that assets have been impaired, the measurement of impairment will be equal to the excess of the carrying amount of such assets over the discounted estimated future operating cash flows, using a discount rate commensurate with the risks involved. We would reflect the impairment through a reduction in the carrying value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or estimated fair market value less costs to dispose. No impairment losses have been recognized for the years ended December 31, 2005, 2006 or 2007.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 31, 2007, our total deferred tax assets were principally comprised of net operating loss carryforwards. As of December 31, 2007, based on the available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realizable in the foreseeable future. We based this belief primarily on the fact that we have incurred cumulative pre-tax losses in all years since inception. Accordingly, we provided a full valuation allowance against our net deferred tax assets as of December 31, 2007, with the exception of the portion of the deferred tax asset that is derived from Canadian tax credits. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Net Loss Attributable to Common Shareholders

Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock, warrants to purchase common and redeemable convertible preferred stock and redeemable convertible preferred stock. Because we reported a net loss for the years ended December 31, 2005, 2006 and 2007, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Restricted common stock	1,012	1,182	443
Options to purchase common stock	3	23	747
Warrants to purchase common stock	3	2	—
Warrants to purchase redeemable convertible preferred stock	153	321	307
Redeemable convertible preferred stock	12,481	13,970	16,143

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair market values recognized over the requisite service period. We used the prospective transition method, under which SFAS 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. In accordance with this transition method, our consolidated financial statements for prior periods have not been adjusted to reflect the impact of SFAS 123(R). Stock-based compensation expense for the year ended December 31, 2005 represents the cost of restricted common stock awards determined in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

We estimated the fair market value of options granted after January 1, 2006 using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair market value of our common stock, weighted-average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. The fair market value of our common stock was determined using enterprise values based on a combination of financial models that included both a market based and discounted cash flow approach. The enterprise valuation was allocated between our various securities using the option-pricing method. We used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. See Note 3—Stock-Based Compensation for additional information.

For the years ended December 31, 2006 and 2007, the fair value of stock options was estimated at the grant date using the following assumptions:

Year ended December 31,
	2006	2007
Dividend yield	None	None
Expected volatility	56.9% – 59.5%	48.2% – 55.7%
Risk-free interest rate	4.6% – 5.0%	2.9% – 4.9%
Expected lives	3.25 years	1.5 – 10.0 years

Because we utilized the minimum value method for pro forma disclosure purposes under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, disclosures to demonstrate the effect of pro forma compensation costs on net loss and net loss per share for the year ended December 31, 2005 are not appropriate in accordance with SFAS 123(R).

Foreign Currency Translation

Our foreign subsidiaries are considered an extension of the U.S. company and any remeasurement gains and losses related to these subsidiaries are included in selling, general and administrative expenses. As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary’s functional currency) are also included in selling, general and administrative expenses. These gains and losses have historically been immaterial to our financial statements.

Segment and Geographic Information

We follow the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131) and identify our operating segment based on business activities, management responsibility and geographic location. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for the purpose of evaluating financial performance and allocating resources. We have one business activity with no segment managers who are held accountable for operations and operating results below the consolidated unit level. Based on our review of SFAS No. 131, we have determined that we are organized as, and operate in, one reportable segment: the design, license and marketing of integrated circuits.

Revenue by geographic area is presented based upon the country of destination. Export sales were $13.0 million, $28.0 million and $42.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers in Asia are ultimately shipped to end-markets in the Americas and Europe. Although a significant portion of our revenue is from customers located outside of the United States, all sales are denominated in U.S. dollars.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, was adopted by Intellon in the first quarter of 2007.

We adopted FIN 48 at the beginning of fiscal year 2007. As a result of the implementation, we recognized a $158,000 benefit related to uncertain tax positions. This benefit was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. At the beginning of 2007, we had approximately $231,000 of total gross unrecognized tax benefits for research and development tax credits. During the third quarter of 2007, we determined $231,000 of uncertain tax positions more likely than not will be realized. Accordingly, this benefit was accounted for as a credit to income tax expense during the third quarter of 2007. In addition, we are not aware of any other positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly increase or decrease within the next 12 months.

We are subject to audit for all years since inception by the Internal Revenue Service, certain foreign tax authorities and various states. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended December 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, which would delay the effective date of SFAS No. 157, or all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date would be delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact of FSP FAS 157-b, together with SFAS 157, on our consolidated financial statements, but do not expect it to have a material impact on our financial position, results of operations, cash flows and disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110) which, effective January 1, 2008, expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under the simplified method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. In particular, SAB 107 provides for a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The use of the simplified method was scheduled to expire on December 31, 2007, as it was anticipated that more detailed external information about employee exercise behavior would become available. SAB 110 extends the use of the simplified method for plain vanilla awards in certain situations. We expect to continue our use of the simplified method for awards issued after December 31, 2007 until such time that historical exercise information provides a more reliable estimate of the expected term.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of SFAS 159, but do not expect it to have a material impact on our financial position, results of operations, cash flows or disclosures.

2.	Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2005	2006	2007
Finished goods	$1,533	$1,608	$3,258
Work-in-process	1,475	3,346	5,070
Raw materials	181	170	138

	3,189	5,124	8,466
Less: inventory reserves for obsolescence and excess inventories	680	636	717

	$2,509	$4,488	$7,749

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventories for the stated periods (in thousands):

Balance, December 31, 2004	387
Additions charged to costs	293
Deductions	—

Balance, December 31, 2005	680
Additions charged to costs	—
Deductions	(44)

Balance, December 31, 2006	636
Additions charged to costs	93
Deductions	(12)

Balance, December 31, 2007	$717

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2006	2007
Furniture and office equipment	$165	$175	$182
Research and production equipment	7,723	8,491	8,049
Computer equipment and software	1,774	1,982	2,259
Leasehold improvements	530	552	573

	10,192	11,200	11,063
Less: accumulated depreciation and amortization	7,911	9,135	9,335

Net property and equipment	$2,281	$2,065	$1,728

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2005	2006	2007
Patents	$1,372	$1,642	$1,978
Trademarks	81	81	81
Non-compete and confidentiality agreements	1,032	1,032	1,032

	2,485	2,755	3,091
Less: accumulated amortization	1,248	1,288	1,335

Net intangible assets	$1,237	$1,467	$1,756

The estimated future amortization expense, as of December 31, 2007, is expected to be as follows (in thousands):

For years ended December 31,
2008	$57
2009	73
2010	119
2011	115
2012	112
Thereafter	1,280

Total expected amortization expense	$1,756

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2005	2006	2007
Accrued vacation	$463	$466	$608
Accrued employee incentives / bonuses	674	1,480	887
Other	159	489	925

Total accrued expenses	$1,296	$2,435	$2,420

3.	Stock-Based Compensation

Stock-Based Compensation Plans

We currently award equity incentive compensation under one stock-based compensation plan, the Intellon Corporation 2007 Equity Incentive Plan (2007 Plan), which became effective upon our IPO in December 2007. Prior to the IPO, we also awarded equity incentive compensation under two other stock-based compensation plans, the Third Amended and Restated Intellon Corporation 2000 Employee Incentive Plan (2000 Plan) and the Intellon Corporation Directors’ Stock Option Plan (Director Plan). No future awards will be made under the 2000 Plan or the Director Plan.

2000 Plan. Our board of directors and stockholders originally adopted our 2000 Plan in October 2000. Our 2000 Plan provided for the grant of incentive stock options (ISOs) to our employees and any subsidiary corporations’ employees, and for the grant of non-qualified stock options (NQSOs) and restricted common stock to our employees and consultants and our subsidiary corporations’ employees and consultants. Incentive stock options granted under the 2000 Plan have a maximum term of 10 years, vest as determined by the Compensation Committee of the Board of Directors, and have an exercise price equal to the fair market value (110% of the fair market value of incentive stock options granted to 10% or greater stockholders) of the shares on the date of grant. The exercise price and vesting of each nonqualified stock option and restricted common stock award granted under the 2000 Plan were determined by the Compensation Committee. Certain restricted common stock awards were intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The vesting of such awards was contingent on the satisfaction of performance goals established by the Compensation Committee.

Prior to the IPO, under the 2000 Plan, we had reserved approximately 4,190,000 shares of our common stock for issuance. As of the effective date of the IPO, the 2000 Plan is limited in operation to govern only past grants under the plan. No future grants will be made under this plan. Instead, those shares reserved but unissued under the 2000 Plan, including any shares returned to such plan, have been, and will be, reserved and made available for issuance under the 2007 Plan. At December 31, 2007, the approximate number of shares of common stock that rolled into the 2007 Plan from the 2000 Plan was 354,000 shares. As of December 31, 2007, options and restricted common stock covering approximately 1,712,000 shares of our common stock were outstanding under this plan. As of December 31, 2007, approximately 2,136,000 shares of options and restricted common stock had vested under this plan.

Director Plan. Our Director Plan, originally became effective in September 1997. The Director Plan provided for the grant of NQSOs and restricted common stock to our non-employee directors at an exercise price determined by the Board of Directors on the date of grant. The term and vesting of each option or restricted common stock grant, with an exercise or vesting period not to exceed ten years, was determined by the Board of Directors. Options granted under the Director Plan generally expire ten years from the date of grant. Prior to the IPO, we had reserved a total of 59,700 shares of our common stock for issuance pursuant to the Director Plan. As of the effective date of the IPO, the Director Plan is limited in operation to govern only past grants under the plan. No future grants will be made under this plan. Instead, those shares reserved but unissued under this plan, including any shares returned to such plan, have been, and will be, reserved and made available for issuance under the 2007 Plan. At December 31, 2007, the approximate number of shares of common stock that rolled into the 2007 Plan from the Director Plan was 5,000 shares. As of December 31, 2007, NQSOs and restricted common stock covering approximately 6,000 shares of our common stock were outstanding under this plan.

2007 Plan. Our 2007 Plan was adopted by our board of directors in June 2007 and approved by our stockholders in November 2007. The 2007 Plan allows for the grant of ISOs and NQSOs, as well as restricted common stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors, and consultants and any parent and subsidiary corporations’ employees and consultants.

We have reserved approximately 2,300,000 shares of our common stock for issuance pursuant to the 2007 Plan. As of December 31, 2007, options covering approximately 241,000 shares of our common stock were outstanding and approximately 2,060,000 shares were available for future grant under this plan. Our 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2009 fiscal year, equal to the least of:

•	4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	2,000,000 shares; or

•	such other amount as our board of directors may determine.

The exercise price of options granted under our 2007 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns over 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Options generally vest at the rate of 25% on the one year anniversary of the vesting commencement date and then ratably, on a quarterly basis, over the next 3 years.

Our 2007 Plan will automatically terminate in 2017, unless we terminate it sooner. In addition, our board of directors has the authority to amend, alter, suspend or terminate the 2007 Plan provided such action does not impair the rights of any participant.

Stock-Based Compensation Expense

Prior to our IPO, in our determination of stock based compensation expense under both APB 25 and SFAS 123(R), we have estimated the fair market value of our common stock. The primary approach we used for estimating the fair market value of our common stock was the probability-weighted expected return method, consistent with the recommendations of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Prior to our IPO, as our securities were not publicly traded or subject to any market evaluation of fair market value, we utilized valuation methodologies commonly used in the valuation of private company equity securities.

In our use of the probability-weighted expected return method, we considered a combination of two generally accepted approaches to determine our business enterprise value: the income and market approaches. Since October 31, 2005, we have conducted seven valuations. The income approach was the primary approach used for valuations as of October 31, 2005 and April 30, 2006. Both income and market approaches were used for subsequent valuation dates as of September 30, 2006 and December 31, 2006, April 30, 2007, June 30, 2007 and September 30, 2007, respectively.

Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the business or asset. Under the market approach, our value is compared to similar businesses, business ownership interests, securities or assets that have been sold. Under the asset approach, which was used primarily for the dissolution scenario, enterprise value is measured based on the liquidation value of our assets less the value of our liabilities. We used these approaches in conjunction with probability-weighted expected returns for four scenarios: an initial public offering, a sale or merger, dissolution or remaining privately held.

Applying the income approach, a discounted cash flow (DCF) analysis was performed as of the valuation date. The DCF analysis included a forecast of revenues, operating expenses, capital expenditures and incremental working capital. Based on these forecasts, the net cash flow to be generated by our business during the projection period and the terminal value was determined and discounted to present value. An unlevered cash flow forecast was utilized and a weighted-average cost of capital was used as the discount rate.

For valuation dates as of September 30, 2006, December 31, 2006, April 30, 2007, June 30, 2007 and September 30, 2007, the market approach was used to determine our business enterprise’s value assuming a probability-weighted expected return assuming an initial public offering and a sale or merger. In the scenario involving a sale or merger, transactions were identified for the acquisition of similar companies and acquisition multiples were determined and applied to our operating metrics. In the scenario assuming an initial public offering comparable public company valuations were applied. We determined a set of comparable public companies and developed multiples that were then applied to our operating metrics. In addition, in the scenario where we remained private we applied a DCF analysis similar to what was used in the income approach. An asset based approach was used to determine our business enterprise’s value assuming dissolution. In addition, the April 30, 2007 valuation considered a market based transaction of our redeemable convertible preferred stock that occurred in March 2007.

To determine the value of our total equity (both common and preferred), the value determined under each scenario was then adjusted by subtracting interest-bearing obligations. In accordance with the preferred stock terms, an adjustment was applied to subtract amounts due to preferred holders upon an initial public offering. In the scenario where we remained private, an adjustment was made to subtract a discount for lack of marketability. The equity value was then allocated to our various security holders, including the common stockholders. The resulting common equity value was then divided by the applicable shares outstanding to arrive at the estimated fair market value of common stock per share for each scenario. As discussed above, the probability-weighted expected return method was the primary generally accepted approach we used to determine the fair market value of our common stock.

Applying this approach, we determined relative weightings that applied the likelihood of our pursuing an initial public offering versus a sale, dissolution or remaining an independent, private company. This resulted in the final estimated fair market value of common stock per share used in our determination of stock based compensation.

The valuation dates selected by us and the resultant increases in the estimated fair market value of our common stock were based on a number of factors. As of the April 30, 2006 valuation date, we had completed our first HomePlug AV-based IC. As a result, we expected revenue to increase materially during 2006 over 2005 as well as in future years. As of the December 31, 2006 valuation date we closed our Series C redeemable convertible preferred stock financing in December 2006. In addition to a higher price per preferred share over our Series B redeemable convertible preferred shares, the Series C financing eliminated a number of benefits to the preferred stockholders in favor of the common stockholders. Due to the increase in valuation of the common stock as of the April 30, 2006 and December 31, 2006 valuation dates, we retrospectively performed a valuation of the fair value of our common stock as of October 31, 2005 and September 30, 2006. During the periods on or near October 31, 2005 and September 30, 2006 considerable shares of restricted common stock were granted to officers and employees. For the valuation dates of April 30, 2007 and June 30, 2007, we had granted a considerable number of stock options to our officers and employees. Also, within those dates, we held the organizational meeting for our initial public offering with our investment bankers, attorneys and accountants on May 15, 2007. In addition, we began shipping our second generation HomePlug AV-based IC during this period.

As discussed in Note 1, we adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. Under SFAS 123(R), we estimate the fair market value of stock options granted after December 31, 2005 on the grant date using the Black-Scholes option valuation model and apply the straight-line method of expense amortization.

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $3,000. No options were exercised during the years ended December 31, 2005 and December 31, 2007. The total fair value of options that became exercisable during the year ended December 31, 2007 was $16,000.

The total unrecognized stock-based compensation for options granted during the year 2007 accounted for under SFAS 123(R) was approximately $3.5 million as of December 31, 2007. These options had a remaining weighted-average period of 3.7 years over which the expense is expected to be recognized.

The following table contains information about exercisable and outstanding stock options at December 31, 2007:

Exercisable options
Number of options	15,516
Weighted-average exercise price	$1.04
Aggregate intrinsic value (in thousands)	$101
Weighted-average remaining contractual life	8.7 years

Outstanding options
Number of options	1,392,548
Weighted-average exercise price	$7.05
Aggregate intrinsic value (in thousands)	$1,755
Weighted-average remaining contractual life	9.5 years

The following table contains information about stock options granted during 2006 and 2007:

Month	Options Granted	Exercise Price	Fair Value of Common Stock on Grant Date	Fair Value of Options on Grant Date
July 2006	30,641	$1.04	$1.04	$0.50
September 2006	30,184	1.04	1.75	1.04
October 2006	5,488	1.04	1.75	1.04
January 2007	225,488	3.89	3.67	1.54
January 2007	31,102	3.89	3.67	1.43
February 2007	19,666	3.89	3.67	1.37
April 2007	25,612	3.89	8.04	4.87
May 2007	384,364	8.04	8.04	2.63
July 2007	202,147	9.57	9.57	3.12
July 2007	182,934	9.57	9.57	3.50
September 2007	40,341	9.57	9.57	2.36
October 2007	6,678	9.57	9.40	2.86
December 2007	16,500	10.00	6.00	0.92
December 2007	240,795	6.00	6.00	3.84

	1,441,940

The fair value of the stock options granted to employees, officers and non-employee board members for the years ended December 31, 2006 and 2007 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2006	2007
Dividend yields	None	None
Expected volatility	58.6%	50.7%
Risk-free interest rate	4.8%	4.6%
Expected lives	3.3 years	4.1 years
Estimated annual forfeiture rate	2.1%	2.1%
Weighted average fair value at grant date	$1.42	$7.25

The following table summarizes the stock-based compensation expense related to stock options and restricted common stock grants under SFAS 123(R) for the year ended December 31, 2007, which was allocated as follows (in thousands):

Operating statement classification	Option Grants	Restricted Common Stock	Total
Research and development	$61	$12	$73
Sales and marketing	57	82	139
General and administrative	83	337	420

Total stock-based compensation expense	$201	$431	$632

Stock Option Activity

The following table summarizes option activity for all of our stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price
Balance, December 31, 2004	2,748	$0.06 to 1,038.64	$1.43
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Balance, December 31, 2005	2,748	0.06 to 1,038.64	1.43
Granted	66,313	1.04	1.04
Exercised	(2,744)	0.06	0.06
Canceled	(4,577)	1.04 to 1,038.64	1.86

Balance, December 31, 2006	61,740	1.04	1.04
Granted	1,375,627	3.89 to 9.57	7.27
Exercised	—	—	—
Cancelled	(44,819)	1.04 to 9.57	5.52

Balance, December 31, 2007	1,392,548	$1.04 to 9.57	$7.05

Restricted Common Stock Activity

Prior to the IPO, restricted common stock grants were made pursuant to the 2000 Plan and the Director Plan. Following the IPO, restricted common stock grants may be made pursuant to the 2007 Plan. Restricted common stock grants typically vest over a four-year period. Vesting may be accelerated upon certain events, including death or disability. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting.

	Restricted Common Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance, December 31, 2004	1,114,417	$0.06
Granted	619,574	0.22
Vested	(417,994)	0.06
Forfeited	(29,357)	0.06

Balance, December 31, 2005	1,286,640	0.11
Granted	727,820	1.70
Vested	(853,915)	0.82
Forfeited	(129,107)	0.06

Balance, December 31, 2006	1,031,438	0.66
Granted	57,663	4.34
Vested	(464,767)	0.84
Forfeited	(57,384)	0.17

Balance, December 31, 2007	566,950	$1.24

The fair market value of each share of restricted common stock is calculated as equal to the value of our common stock on the date of grant and is recognized as compensation expense as the restricted common stock awards vest. Stock-based compensation expense related to the restricted common stock awards amounted to approximately $23,000, $708,000 and $431,000 for the years ended December 31, 2005, 2006 and 2007, respectively. The total unrecognized stock-based compensation expense was approximately $642,000 as of December 31, 2007. The unvested restricted common stock awards will vest on a weighted-average basis over a period of 2.1 years from December 31, 2007.

Stock-based compensation expense related to stock option and restricted common stock grants was approximately $23,000, $712,000, and $632,000 for the years ended December 31, 2005, 2006 and 2007, respectively. No tax benefit has been recognized on the stock-based compensation expense. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

During 2006, two senior executives received 681,722 restricted common stock awards that have special vesting. One senior executive received a restricted common stock award that vested at the date of grant. One senior executive received two restricted common stock awards. One of the restricted common stock awards, which totaled 336,834 shares, was subject to a four year vesting schedule, provided that 25% of the shares vested on the date of grant. In addition, if the executive is terminated within 12 months following a change in control as defined in the executive’s employment agreement, the executive will be entitled to full vesting of all of his outstanding equity awards, including this award. The fair market value of this award is being amortized over the vesting period. The second award, which totaled 84,209 shares, vests upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of Intellon’s equity securities, in either case that meets a certain valuation requirement. The IPO did not meet the minimum specified value required to vest these shares. The second restricted common stock award shall not be accelerated for any other reason and the grant shall be forfeited if the foregoing criteria is not met. No compensation expense was recognized for the second award, as it was not probable that the performance criteria would be met at December 31, 2006 or 2007. Stock-based compensation expense related to the other restricted common stock awards described above amounted to approximately $642,000 and $110,000 for the years ended December 31, 2006 and 2007, respectively.

During January 2007, one senior executive received two restricted common stock awards which totaled 51,260 shares. One of the restricted stock awards, which totaled 41,008 shares, was subject to a four year vesting schedule; provided that 25% of the shares vested on the date of grant. In addition, if the executive is terminated within 12 months following a change in control as defined in the executive’s employment agreement, the executive will be entitled to full vesting of all of his outstanding equity awards, including this award. The second award, which totaled 10,252 shares, vests upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement. The IPO did not meet the minimum specified value required to vest these shares. The second restricted common stock award shall not be accelerated for any other reason and the grant shall be forfeited if the foregoing criteria is not met. No compensation expense was recognized for the second award, as it was not probable that the performance criteria would be met at December 31, 2007. Stock based compensation expense related to the other restricted common stock award described above amounted to approximately $62,000 for the year ended December 31, 2007.

4.	Employee Benefits Plans

Effective January 1, 1996, we established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees who have completed three months of service are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employees become 100% vested upon entrance to the plan. We may make contributions to the plan at the discretion of the Board of Directors. We have not made any contributions since the inception of the plan. However, we have paid all administrative costs since the inception of the plan.

We have bonus plans, which provide incentive compensation for certain officers and employees. Amounts charged to expense for such incentive compensation totaled approximately $807,000, $2,162,000 and $1,396,000 in the years ended December 31, 2005, 2006 and 2007, respectively.

Our board of directors and stockholders have adopted an Employee Stock Purchase Plan (“ESPP”). However, our ESPP is structured to not go into effect immediately but instead allow our board of directors to select a future date, if at all, upon which to implement the ESPP.

5.	Common Shares Reserved

We reserved the following number of shares of common stock for future issuance at December 31:

	2005	2006	2007
Outstanding stock options	2,748	61,740	1,392,548
Shares available for future grants and other awards under existing plans	426,077	718,102	2,060,375
Warrants outstanding	322,976	320,925	—
Conversion of Series A	8,584,257	8,215,933	—
Conversion of Series B	5,461,534	5,461,534	—
Conversion of Series C	—	2,460,423	—

Total common shares reserved	14,797,592	17,238,657	3,452,923

6.	Redeemable Convertible Preferred Stock

On March 15, 2005, we raised $16.5 million of new capital through the sale of our Series B redeemable convertible preferred stock (Series B). In connection with this transaction, all of our Series A-1 and Series A-2 were reclassified into shares of a Series A redeemable convertible preferred stock (Series A). Each share of Series A-1 was exchanged for one share of Series A and each share of Series A-2 was exchanged for 0.00001 shares of Series A, with any fractional shares rounded up to the nearest whole number of shares of Series A. Between March 15, 2005 and July 28, 2005, we issued an additional $8.0 million of Series B, bringing the total new capital raised in 2005 to $24.5 million, less approximately $547,000 in issuance costs. As of December 31, 2006, we had issued 5,461,548 shares of Series B. In December 2007, we issued an additional 67,557 shares of Series B upon exercise of preferred stock warrants held by investors. Total cash paid to us upon exercise of the warrants was $94,000.

On May 23, 2006, we received a right of first refusal notice regarding the proposed sale of Series A. The price and terms of the proposed sale by the preferred stockholder had been negotiated between the preferred stockholder and the proposed purchasers named in the right of first refusal notice. The Board of Directors and the holders of a majority of the outstanding preferred shares, voting as a single class, approved Intellon to exercise its right of first refusal under the Amended and Restated Stockholders Agreement to purchase the 368,325 Series A shares. We completed the purchase of those Series A shares on June 26, 2006 for $827,000. Accrued but undeclared dividends of $31,648 will not be paid as a result of this purchase. As of December 31, 2006, we had 8,215,957 outstanding shares of Series A.

On December 15, 2006, we raised $18.0 million, less approximately $187,000 in issuance costs, of new capital through the issuance of Series C redeemable convertible preferred stock (Series C). As of December 31, 2006, we had issued 2,460,434 shares of Series C.

Conversion

Conversion of the outstanding shares of our Series A, Series B and Series C was automatic upon the closing of our IPO on December 19, 2007. The total of 16,205,496 shares of outstanding Series A, Series B and Series C converted into an equivalent number of shares of common stock on that date.

Dividends

The holders of the Series A, Series B and Series C were entitled to receive dividends at the rate of $0.3666, $0.4032 and $0.6585 per share per annum (subject to certain adjustments), respectively, which accrued, whether or not earned or declared, starting from the date of issuance of each such share and were cumulative. At December 19, 2007, cumulative dividends in arrears aggregated approximately $8.3 million ($1.01 per share) for Series A, $5.9 million ($1.07 per share) for Series B, $1.6 million ($0.67 per share) for Series C. The accrued cumulative dividend balance converted into 3,584,522 shares of our common stock immediately upon the closing of the IPO.

Liquidating Preference

Prior to the conversion of the redeemable convertible preferred stock into common stock upon the closing of the IPO, the redeemable convertible preferred stock was entitled to certain liquidating preferences as described below.

In the event of any liquidation, dissolution or winding-up of Intellon, whether voluntary or not (a Liquidation): (i) each holder of our Series C was entitled to receive for each share of Series C held by such holder, prior and in preference to any distribution or payment made on our Series B, Series A, common stock or any other Intellon stock ranking junior to the Series C on Liquidation, an amount equal to $9.1450 per share (subject to certain adjustments), plus, with respect to each share, an amount equal to all Series C cumulative dividends accrued but unpaid thereon (whether or not declared) and to any other dividends declared but unpaid thereon, computed to the date payment thereof was made available (such aggregate payment amount per share, the Series C Liquidation Preference Payment); (ii) each holder of our Series B was entitled to receive for each share of Series B held by such holder, after payment in full of all Series C Liquidation Preference Payments required pursuant to clause (i) above and prior and in preference to any distribution or payment made on our

Series A, common stock or any other Intellon stock ranking junior to the Series B on Liquidation, an amount equal to $5.5994 per share (subject to certain adjustments), plus, with respect to each share, an amount equal to all Series B cumulative dividends accrued but unpaid thereon (whether or not declared) and to any other dividends declared but unpaid thereon, computed to the date payment thereof was made available (such aggregate payment amount per share, the Series B Liquidation Preference Payment); (iii) each holder of our Series A was entitled to receive for each share of Series A held by such holder, after payment in full of all Series C Liquidation Preference Payments and Series B Liquidation Preference Payments required pursuant to clauses (i) and (ii) above and prior and in preference to any distribution or payment made on our common stock or $4.0726 per share (subject to certain adjustments), plus, with respect to each share, an amount equal to all Series A cumulative dividends accrued but unpaid thereon (whether or not declared) and to any other dividends declared but unpaid thereon, computed to the date payment thereof was made available (such aggregate payment amount per share, the Series A Liquidation Preference Payment); and (iv) after payment in full of all Series C Liquidation Preference Payments required pursuant to clause (i) above, payment in full of all Series B Liquidation Preference Payments required pursuant to clause (ii) above and payment in full of all Series A Liquidation Preference Payments required pursuant to clause (iii) above, all remaining assets of Intellon available for distribution to our stockholders were to be distributed ratably among the holders of the preferred stock and the common stock, pro rata on an as converted basis.

Redemption

Prior to the conversion of the redeemable convertible preferred stock into common stock, the redeemable convertible preferred stock was entitled to certain redemption rights as described below.

After March 15, 2009, and upon written notice from the holders of at least majority of the Series A outstanding, voting as a single class, given to us, we were required to redeem all of the outstanding shares of Series A in two equal annual cash installments. The applicable redemption price was an amount equal to $4.0726 per share (subject to certain adjustments) plus an amount equal to all Series A cumulative dividends accrued but unpaid (whether or not declared) and any other dividends declared but unpaid.

After March 15, 2009, and upon written notice from the holders of at least 60.0% of the Series B outstanding, voting as a single class, we were required to redeem all of the outstanding shares of Series B in two equal annual cash installments. The applicable redemption price was an amount equal to $4.4793 per share (subject to certain adjustments) plus an amount equal to all Series B cumulative dividends accrued but unpaid (whether or not declared) and any other dividends declared but unpaid.

Commencing on the earlier of (i) December 15, 2010 (such date referred to as the Effective Time) and (ii) the first date upon which we redeemed the shares of any series of preferred stock other than the Series C pursuant to the provisions of the Certificate of Incorporation (the Redemption Period Date), and at any time thereafter, upon written notice from the holders of at least a majority of the Series C outstanding, voting as a single class, given to us, we were required to redeem all of the outstanding shares of Series C in two equal annual cash installments. The applicable redemption price was an amount equal to $7.3159 per share (subject to certain adjustments) plus an amount equal to all Series C cumulative dividends accrued but unpaid (whether or not declared) and any other dividends declared but unpaid.

The applicable redemption price for our Series A, Series B and Series C in excess of the net offering proceeds were accreted from the convertible preferred stocks’ issuance date to the earliest known optional redemption date. Additionally, dividends on our Series A, Series B and Series C were being accreted annually to the redemption date.

7.	Warrant Compensation Expense and Proceeds

In connection with the March 2005 Series B private placement, we issued a warrant to purchase 111,626 shares of Series B, exercisable at $0.0547 per share with an expiration date of June 10, 2010. In addition, we issued a warrant to purchase 209,299 shares of Series B exercisable at $4.4793 per share with an expiration date of the earlier of (i) July 28, 2010, or (ii) the closing of an IPO (as defined in the warrant). Each of the respective warrants was to vest and become exercisable based on the achievement of certain performance milestones as set forth in each of the warrant agreements. When it was probable that some or all of the performance milestones were achieved, marketing expense was recognized over the vesting period of the warrants.

Pursuant to FASB Staff Position No. 150-5, Issuer’s Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5), freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair market value. Marketing expense will be recognized based on the fair market value of the warrants at the time the performance criteria are met. We recognized $4,000, $227,000 and $326,000 of marketing expense for the years ended December 31, 2005, 2006 and 2007, respectively, related to these warrants.

In December 2007, warrants to purchase 20,930 shares of Series B were exercised for consideration of $93,750. The remaining warrants to purchase 188,369 shares of redeemable convertible preferred stock were forfeited upon the closing of the IPO.

Also in December, warrants to purchase 46,883 shares of Series B were net exercised in a cashless transaction, resulting in the issuance of 46,627 shares of Series B. The remaining warrants to purchase 64,743 shares of redeemable convertible preferred stock were converted into warrants to purchase an equivalent number of shares of common stock upon the closing of the IPO.

On December 31, 2007, the vesting of warrants to purchase 32,372 shares of common stock was accelerated and the vested warrants were net exercised in a cashless transaction, resulting in the issuance of 32,113 shares of common stock. We recorded an expense in the fourth quarter of 2007 of $243,000 as a result of the accelerated vesting. The remaining warrants to purchase 32,372 shares of common stock were forfeited.

As of December 31, 2007, no warrants are exercisable or outstanding.

8.	Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2010. We have an operating lease for our principal office, research and production facility in Florida that expires on June 30, 2008. We have an option to renew the lease for one year on the same terms as the existing lease. The facility is owned by a non-employee stockholder of Intellon, E&E Investments, which holds less than 0.01% of our outstanding shares. We have an operating lease for a sales office in California that expires in 2009. We have an operating lease for an engineering office in Canada that expires in 2010. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for these leased facilities amounted to $390,000, $477,000 and $632,000 for the years ended December 31, 2005, 2006 and 2007, respectively, including payments of $151,000, $197,000 and $227,000, respectively, to the related party lessor.

During 2007 we entered into an agreement to lease certain engineering software tools under an operating lease through 2010. Rent expense for this lease amounted to $393,000 for the year ended December 31, 2007.

As of December 31, 2007, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

2008	1,816
2009	1,010
2010	552
2011	—
2012	—

$3,378

We lease certain engineering research equipment and software. The cost of equipment and software under capital leases included in the accompanying consolidated balance sheets as research and production equipment was $1,316,000 and $1,603,000 at December 31, 2005 and 2006, respectively. Accumulated amortization of the leased equipment and software was approximately $273,000 and $851,000 at December 31, 2005 and 2006, respectively. There were no outstanding capital leases as of December 31, 2007.

Inventory

We purchased electronic components and assembly services from three vendors that represented 82.5%, 58.8% and 59.0% of our total purchases during 2005, 2006 and 2007, respectively.

Royalties

We have certain royalty commitments associated with the licensing of third-party technologies that are incorporated into certain of our products. Royalty expense is generally based on a dollar amount per unit shipped. Royalty expense, which was recorded in cost of revenue in our consolidated statements of operations, was approximately $112,000, $553,000 and $1,184,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Registration Rights

If we receive at any time after March 15, 2008 a written request from the holders of at least 40% or more of our (A) common stock issued upon the conversion of the Series A, Series B and Series C, (B) common stock owned by any investor who held Series A, Series B and Series C, and (C) common stock issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the shares referenced in (A) and (B) (collectively, the Registrable Securities) then outstanding, that we file a registration statement under the Securities Act of 1933 (the Securities Act) covering the registration of the Registrable Securities, then we shall use our best efforts to effect the registration under the Securities Act of all Registrable Securities that the holders request to be registered. In addition, if we receive at any time following six months after the effective date of an initial public offering a written request from the holders of at least 30% or more of our (A) common stock issued upon the conversion of the Series C, (B) common stock owned by any investor who held Series C, and (C) common stock issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the shares referenced in (A) and (B) (collectively, the Series C Registrable Securities) then outstanding, that we file a registration statement under the Securities Act covering the registration of the Series C Registrable Securities, then we shall use our best efforts to effect the registration under the Securities Act of all Series C Registrable Securities that the holders request to be registered. The foregoing registration rights are subject to certain limitations and other terms set forth in our Second Amended and Restated Investor Rights’ Agreement dated December 15, 2006.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe would have a material adverse effect on the consolidated financial position, results of operations or cash flows of Intellon.

9.	Income Taxes

At December 31, 2007, we had federal and state net operating loss (NOL) carryforwards of approximately $0.8 million which expired. In addition, we had federal and state NOL carryforwards of approximately $172.6 million which will begin to expire in the years 2008 through 2027. In 2003, we experienced an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986. The Section 382 limitation with respect to losses that existed at that date was zero. As a result of that ownership change, we expect that federal NOL carryforwards of approximately $58.7 million will expire unused. We also experienced an ownership change as defined by Section 382 in connection with our initial public offering in December 2007, Our remaining federal NOL of approximately $44.1 million is subject to limitation as a result of this ownership change. Our ability to use our federal NOL and tax credit carryforwards in subsequent periods is limited to approximately $4.0 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. We estimate that the recognized built-in gain will be approximately $5.0 million per year, resulting in a total limitation amount of approximately $9.0 million in each of the first five years after our initial public offering.

The income tax provision differs from the amount of the tax determined by applying the Federal statutory rate as follows at December 31 (in thousands):

	2005	2006	2007
Income tax provision at statutory rate	$(4,255)	$(2,651)	$(2,564)

Increase (decrease) in income tax due to:
Foreign tax	(926)	(1,516)	(119)
State income taxes, net	(573)	(290)	(286)
Change in valuation allowance	5,480	4,720	2,956
Other	274	(263)	(218)

	$—	$—	$(231)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2006	2007
Deferred tax assets:
Inventory reserve	$239	$279
Intangible assets	339	339
Fixed asset basis	136	227
Accrued expenses	356	15
Net operating loss carryforwards	13,522	15,936
Tax credits	3,524	3,995

Total deferred tax assets	18,116	20,791
Less: valuation allowance	(17,380)	(19,902)

Net deferred tax asset	$736	$889

Deferred tax liabilities:
Deferred compensation	$(189)	$—
Patent expense	(547)	(658)

Total deferred tax liabilities	$(736)	$(658)

Net deferred tax asset	$—	$231

The valuation allowance increased by approximately $5.5 million, $4.7 million and $2.5 million during 2005, 2006 and 2007, respectively. The change in the valuation allowance for 2005, 2006 and 2007 is primarily attributable to the increase in net operating loss and tax credit carryforwards generated in 2004, 2005 and 2006. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded, with the exception of the portion that is derived from Canadian tax credits. Based on a number of factors, the available objective evidence creates sufficient certainty regarding the realizability of the deferred tax asset such that no valuation allowance has been recorded.

Our effective tax rate is different from the statutory tax rate primarily due to the net changes in the valuation allowance.

10.	Supplemental Cash Flow Information

We paid interest of $48,000, $59,000 and $87,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The following non-cash items occurred during the periods presented (in thousands):

	Year Ended December 31,
	2005	2006	2007
Conversion of Series A-1 and Series A-2 convertible preferred stock into Series A preferred stock	$34,960	$—	$—
Capitalized lease obligation incurred	1,316	287	—
Accrued dividends on preferred stock	4,332	5,181	6,609
Accretion of preferred stock to redemption price	638	126	150
Conversion of preferred stock to common stock	—	—	92,499

11.	Credit Facility

On October 31, 2006, we entered into a two-year reducing credit facility with Silicon Valley Bank. Our credit facility with Silicon Valley Bank enabled us to borrow up to $10.0 million at December 31, 2006. Commencing March 1, 2007, the credit facility reduced $250,000 quarterly. At December 31, 2007, $9.0 million of credit was available. All advances under this credit facility were secured by our accounts receivable, inventory, purchase orders and other rights to payment, general intangibles, equipment and proceeds of the foregoing. The credit facility had a maturity date of October 31, 2008. On January 22, 2008, we terminated and satisfied in full this credit facility and all our obligations with respect to principal, interest and fees under this credit facility.

12.	Reverse Stock Split

Prior to our initial public offering, our Board of Directors and stockholders approved a 5.4665-for-1 reverse stock split of our outstanding common stock and convertible preferred stock effective November 21, 2007. All share and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

13.	Subsequent Events

During January 2008, the underwriters for our IPO exercised their option to purchase an additional 1,010,000 shares of our common stock to cover over-allotments at a price of $6.00 per share, less the underwriting discount. The net proceeds from the exercise of the over-allotment option were $5.6 million, after deducting underwriting discounts and commissions.

During January 2008, we granted 4,600 non-qualified stock options to our employees at an exercise price of $5.50 per share. During February 2008, we granted 1,291,200 non-qualified stock options to our employees,

382,000 of which were granted to executive officers, at an exercise price of $5.69 per share. During March 2008, we granted 19,700 non-qualified stock options to our employees at an exercise price of $5.08 per share. Each exercise price listed above is equal to the closing sales price for our common stock as quoted on the NASDAQ Global Market on the date of grant. The vesting period for each of the stock options described above commenced on the last day of the calendar month in which the date of grant occurred. Twenty-five percent (25%) of the options will vest at the end of the twelve (12) month period following the vesting commencement date. The remainder of the shares will then vest quarterly at the end of each three (3) calendar month period thereafter over the succeeding three (3) years. These stock options have a 10-year contractual exercise term.

During March 2008, we signed an agreement to lease approximately 12,570 square feet of office space for new corporate headquarters in Orlando, Florida. The initial annual base rent is $289,100, subject to a 5% increase each year. The lease term is 5 years.

14.	Related Party Transactions

Associated Partners, LP and Liberty Associated Partners, L.P., affiliates of LAP Intellon Holdings, LLC, EnerTech Capital Partners and Goldman, Sachs & Co. each own a material portion of the outstanding equity of CURRENT Group, LLC, one of our customers. LAP Intellon Holdings, LLC, EnerTech Capital Partners and Goldman, Sachs & Co. are beneficial owners of more than 5% of the outstanding shares of our common stock. Scott B. Ungerer, one of our directors, is a principal in EnerTech Capital Partners. Richard I. Goldstein, one of our directors, is a Managing Director and Vice President of LAP Intellon Holdings, LLC. Mr. Goldstein has served as a director of CURRENT Group, LLC since 2000 and served as its Chief Executive Officer from 2000 to 2006. We recorded revenue from CURRENT Group, LLC or its contract manufacturer of $743,000, $1,310,000 and $1,091,000 in 2005, 2006 and 2007, respectively.

We purchase processed wafers and paid non-recurring engineering expenses for masks, prototype expenses and expenses for wafer probe to determine good die from United Microelectronics Corporation (UMC), one of our fabrication suppliers and an affiliate of UMC Capital Corporation, a stockholder. Our total purchases from UMC were approximately $4,200,000, $13,900,000 and $18,275,000 in 2005, 2006, and 2007, respectively.

15.	Quarterly Financial Information (Unaudited)

The following table presents our unaudited quarterly consolidated statements of operations for each of the eight most recent fiscal quarters ended December 31, 2007. We have prepared the unaudited quarterly financial information on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and operating results for the quarters presented. The results of operations for any quarter are not necessarily indicative of the results of the operations for any future period (in thousands, except per share amounts).

	For the three months ended (unaudited)
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
Total Revenue	$15,707	$14,525	$12,382	$9,699
Gross Profit	6,844	6,222	5,896	4,200
Operating loss	(3,024)	(1,631)	(1,176)	(2,481)
Net loss	(2,932)	(1,223)	(952)	(2,208)
Preferred stock dividends/accretion	(1,527)	(1,762)	(1,744)	(1,726)
Net loss attributable to common shareholders	$(4,459)	$(2,985)	$(2,696)	$(3,934)
Net loss attributable to common shareholders per common share—basic and diluted	$(0.67)	$(1.29)	$(1.26)	$(1.91)

	For the three months ended (unaudited)
	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
Total Revenue	$8,935	$8,799	$8,647	$7,337
Gross Profit	4,246	4,088	3,580	2,836
Operating loss	(2,651)	(2,022)	(1,610)	(2,111)
Net loss	(2,530)	(1,892)	(1,452)	(1,923)
Preferred stock dividends/accretion	(1,421)	(1,346)	(1,190)	(1,350)
Net loss attributable to common shareholders	$(3,951)	$(3,238)	$(2,642)	$(3,273)
Net loss attributable to common shareholders per common share—basic and diluted	$(2.09)	$(2.30)	$(2.13)	$(2.84)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Prior to filing this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, and they concluded that the disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of the achievement of these objectives.

Internal Control over Financial Reporting

Because this is our first annual report and we are not an “accelerated filer” or “large accelerated filer” (as those terms are defined in Rule 12b-2 under the Exchange Act), we are not required to include in this Annual Report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered certified public accounting firm due to a transition period, established by the rules of the SEC for newly public companies.

Changes in Internal Controls.

An evaluation was also performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal year and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting during the year ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is contained in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of December 31, 2007, and is incorporated herein by reference. The required information on executive officers is set forth in Part I of this Annual Report on Form 10-K under an unnumbered item captioned “Executive Officers of the Registrant.”

The information required by this Item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, regarding our Audit Committee, and regarding our code of ethics governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is contained in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is contained in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is contained in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is contained in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is contained in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements in Item 8 of this Annual Report is incorporated herein by reference. Such consolidated financial statements are filed herewith as part of this Annual Report.

(2) Financial Statements Schedule

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report. All other financial statement schedules are not applicable.

(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit Number	Description

3.1**	Amended and Restated Certificate of Incorporation

3.2**	Bylaws, as amended

4.1**	Specimen Common Stock Certificate

4.2**	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006

10.1**	Form of Indemnification Agreement for directors and executive officers

10.2**	Third Amended and Restated 2000 Employee Incentive Plan

10.3**	Forms of Stock Option Agreements under 2000 Employee Incentive Plan

10.4**	Form of Notice of Grant of Restricted Stock under 2000 Employee Incentive Plan

10.5**	Director Stock Plan

10.6**	Form of Restricted Stock Agreement under Director Stock Plan

10.7**	2007 Equity Incentive Plan

10.8**	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan

10.9**	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan

10.10**	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan

10.11**	2007 Employee Stock Purchase Plan

10.12**	Business Lease Agreement between Intellon Corporation and E&E Investments, dated July 1, 2006

10.13**	Office Lease Agreement between Intellon Corporation and CA-The Concourse Limited Partnership, dated as of December 16, 2003, as amended

10.14**	Offer to Sublease between Intellon Corporation and PlateSpin Ltd., dated June 22, 2007 and Lease Agreement between PlateSpin Ltd. and Lead Sky Enterprises Limited, dated January 1, 2006

10.15***	Office Lease Agreement between Intellon Corporation and Citadel II Limited Partnership, dated March 7, 2008

10.16**	Third Amended and Restated Employment Agreement between Intellon Corporation and Charles E. Harris, dated as of September 27, 2007

10.17**	Amended and Restated Employment Agreement between Intellon Corporation and Rick E. Furtney, dated as of September 27, 2007

10.18**	Offer Letter Agreement between Intellon Corporation and Brian T. McGee, dated January 7, 2007

10.19**	Offer Letter Agreement between Intellon Corporation and William E. Earnshaw, dated July 5, 1994

10.20**	Offer Letter Agreement between Intellon Corporation and William P. Casby, dated August 13, 2004

10.21**	Letter Agreement between Intellon Corporation and Bryan R. Carr, dated January 19, 2007

10.22**	Form of Severance Agreement

10.23**†	Technology Collaboration and License Agreement, dated June 10, 2005

10.24**	HomePlug Powerline Alliance Contributor Associate’s Agreement, between Intellon Corporation and the HomePlug Powerline Alliance, Inc., effective September 30, 2005.

Exhibit Number	Description

21.1**	List of Subsidiaries

24.1**	Power of Attorney (included in signature pages)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-144520).
***	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated March 7, 2008.
†	Confidential treatment has been granted with respect to selected portions of this document.

(b) Reports on Form 8-K

The registrant filed a report on Form 8-K, dated December 19, 2007, reporting the closing of the registrant’s initial public offering and the amendment of the registrant’s certificate of incorporation and bylaws.

The registrant filed a report on Form 8-K, dated January 11, 2008, reporting the exercise of the underwriters’ over-allotment option to purchase an additional 1,010,000 shares of common stock of the registrant at a price of $6.00 per share.

The registrant filed a report on Form 8-K, dated January 22, 2008, disclosing the termination of the Loan and Security Agreement between the registrant and Silicon Valley Bank.

The registrant filed a report on Form 8-K, dated February 11, 2008, reporting a press release had been issued reporting the registrant’s earnings for the quarter and year ended December 31, 2007.

The registrant filed a report on Form 8-K, dated February 26, 2008, reporting the approval by the compensation committee of the registrant’s board of directors of certain compensation related items for its principal executive officer, principal financial officer, and its other named executive officers.

The registrant filed a report on Form 8-K, dated March 7, 2008, disclosing the execution of an Office Lease Agreement between the registrant and Citadel II Limited Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2008

Intellon Corporation (Registrant)

By:	/S/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Harris and Brian T. McGee, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES E. HARRIS Charles E. Harris	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 27, 2008

/S/ BRIAN T. MCGEE Brian T. McGee	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008

/S/ RICHARD I. GOLDSTEIN Richard I. Goldstein	Director	March 27, 2008

/S/ R. DOUGLAS NORBY R. Douglas Norby	Director	March 27, 2008

/S/ GARY RUBINOFF Gary Rubinoff	Director	March 27, 2008

/S/ SCOTT B. UNGERER Scott B. Ungerer	Director	March 27, 2008

/S/ JAMES E. VANDER MEY James E. Vander Mey	Director	March 27, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002