Form 10-Q
period 2008-03-31
INTELLON CORP
filed 2008-05-15
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 333-144520

INTELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2744155
(State of Incorporation)	(I.R.S. Employer Identification Number)

5100 West Silver Springs Boulevard, Ocala, FL 34482

(Address of principal executive offices)

(352)237-7416

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-accelerated filer ☒

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2008, there were 31,338,179 shares of the registrant’s $0.0001 par value common stock outstanding.

INTELLON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTELLON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,841	$52,074
Accounts receivable	9,411	8,658
Inventories, net	7,596	7,749
Prepaid expenses	1,128	957
Other current assets	355	499

Total current assets	74,331	69,937
Property and equipment, net	1,916	1,728
Intangible assets, net	1,856	1,756
Other assets	100	—

Total assets	$78,203	$73,421

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,333	$6,994
Accrued expenses	1,897	2,420

Total current liabilities	9,230	9,414

Shareholders’ equity:
Common stock	3	3
Additional paid in capital	206,517	200,606
Accumulated deficit	(137,547)	(136,602)

Total shareholders’ equity	68,973	64,007

Total liabilities and shareholders’ equity	$78,203	$73,421

*	Information derived from the audited Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenue	$16,305	$9,699
Cost of revenue	8,970	5,499

Gross profit	7,335	4,200
Cost of operations:
Research and development	4,444	3,150
Sales and marketing	2,179	2,231
General and administrative	2,069	1,300

Operating loss	(1,357)	(2,481)

Other income (expense):
Interest income	443	311
Interest expense	—	(36)
Other	(31)	(2)

Total other income	412	273

Net loss	(945)	(2,208)
Preferred stock dividends/accretion of redeemable preferred stock	—	(1,726)

Net loss attributable to common shareholders	$(945)	$(3,934)

Net loss attributable to common shareholders per common share:
Basic and diluted	$(0.03)	$(1.91)

Weighted-average number of shares used in per share calculations:
Basic and diluted	30,643	2,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(945)	$(2,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272	394
Amortization of intangible assets	13	12
Stock-based compensation	356	212
Other	—	5
Changes in operating assets and liabilities:
Accounts receivable	(753)	390
Inventories	153	791
Prepaid expenses and other assets	(128)	(445)
Accounts payable and accrued expenses	(184)	(406)

Net cash used in operating activities	(1,216)	(1,255)

Cash flows from investing activities:
Purchase of property and equipment	(460)	(432)
Purchase of intangible assets, net	(112)	(32)

Net cash used in investing activities	(572)	(464)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5,555	—
Payments on capital lease obligations	—	(279)

Net cash provided by (used in) financing activities	5,555	(279)

Net increase (decrease) in cash and cash equivalents	3,767	(1,998)
Cash and cash equivalents, beginning of period	52,074	24,978

Cash and cash equivalents, end of period	$55,841	$22,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Intellon Corporation designs, develops, manufactures and markets integrated circuits (ICs) for powerline communications, or high-speed communications over existing electrical wiring. We provide HomePlug-based and other powerline ICs for home networking, networked entertainment, utility, commercial, smart grid and broadband over powerline (BPL) and Ethernet-over-Coax (EoC) applications. We believe our company is a leader in powerline networking technology, IC sales and product enablement. We also believe we are well positioned to capitalize on the growth in home networking, audio and video (AV) connectivity and the convergence of the personal computer (PC) and consumer electronics (CE) environments. The company operates in one segment: the design, license and marketing of integrated circuits.

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

During January 2008, the underwriters for our IPO exercised their option to purchase an additional 1,010,000 shares of our common stock to cover over-allotments at a price of $6.00 per share, less the underwriting discount. The net proceeds from the exercise of the over-allotment option were $5.6 million, after deducting underwriting discounts, commissions and other offering costs.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly our financial position and the financial position of our subsidiaries in conformity with U.S. generally accepted accounting principles (GAAP) as of March 31, 2008, our results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. All significant intercompany transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K as filed on March 27, 2008 with the SEC. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

2. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$2,120	$3,258
Work-in-process	5,785	5,070
Raw materials	135	138

	8,040	8,466
Less: inventory reserves for obsolescence and excess inventories	444	717

Net inventory	$7,596	$7,749

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventories for the stated periods (in thousands):

Balance, December 31, 2007	$717
Additions charged to costs	—
Deductions	273

Balance, March 31, 2008	$444

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Furniture and office equipment	$193	$182
Research and production equipment	8,123	8,049
Computer equipment and software	2,314	2,259
Leasehold improvements	893	573

	11,523	11,063
Less: accumulated depreciation and amortization	9,607	9,335

Net property and equipment	$1,916	$1,728

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Patents	$2,091	$1,978
Trademarks	81	81

	2,172	2,059
Less: accumulated amortization	316	303

Net intangible assets	$1,856	$1,756

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued vacation	$628	$608
Accrued employee incentives / bonuses	620	887
Other	649	925

Total accrued expenses	$1,897	$2,420

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

We have reserved approximately 2,300,000 shares of our common stock for issuance pursuant to the 2007 Plan. As of March 31, 2008, options covering approximately 2,691,000 shares of our common stock were outstanding and approximately 769,000 shares were available for future grant under this plan.

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

Stock-Based Compensation Expense

Prior to our IPO, in our determination of stock based compensation expense under both Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), we have estimated the fair market value of our common stock. The primary approach we used for estimating the fair market value of our common stock was the probability-weighted expected return method, consistent with the recommendations of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Prior to our IPO, as our securities were not publicly traded or subject to any market evaluation of fair market value, we utilized valuation methodologies commonly used in the valuation of private company equity securities.

We adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method, under which SFAS 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Under SFAS 123(R), we estimate the fair market value of stock options granted after December 31, 2005 on the grant date using the Black-Scholes option valuation model and apply the straight-line method of expense amortization. No options were exercised during the three months ended March 31, 2008 and 2007.

The fair value of the stock options granted to employees, officers and non-employee board members for the three months ended March 31, 2008 and 2007 was estimated using the following weighted average assumptions:

	Three months ended March 31,
	2008	2007
Dividend yields	None	None
Expected volatility	50.3%	55.1%
Risk-free interest rate	2.0%	4.8%
Expected lives	2.2 years	3.2 years
Estimated annual forfeiture rate	2.1%	2.1%
Weighted average fair value at grant date	$5.68	$3.66

The following table summarizes the stock-based compensation expense related to stock options and restricted common stock grants under SFAS 123(R) for the three months ended March 31, 2008, which was allocated as follows (in thousands):

	Three months ended March 31,
	2008	2007
Stock-based compensation expense by caption:
Research and development	$100	$7
Sales and marketing	76	7
General and administrative	180	198

Total stock-based compensation expense	$356	$212

	Three months ended March 31,
	2008	2007
Stock-based compensation expense by type of award:
Stock options	$299	$18
Restricted stock	57	194

Total stock-based compensation expense	$356	$212

No tax benefit has been recognized on the stock-based compensation expense for either period presented. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

Stock Option Activity

The following table summarizes option activity for all of our stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,392,548	$7.05
Granted	1,315,500	5.68
Exercised	—	—
Canceled	(17,163)	8.17

Options outstanding at March 31, 2008	2,690,885	$6.37	9.6	$470,654

Options vested and exercisable at March 31, 2008	85,006	$3.26	8.7	$135,489

The total unrecognized stock-based compensation for options granted accounted for under SFAS 123(R) was approximately $5.3 million as of March 31, 2008. These options had a remaining weighted-average period of 3.7 years over which the expense is expected to be recognized.

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

	Restricted Common Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	566,950	$1.24
Granted	—	—
Vested	(67,230)	0.66
Forfeited	(6,516)	0.18

Balance, March 31, 2008	493,204	$1.33

The fair market value of each share of restricted common stock is calculated as equal to the value of our common stock on the date of grant and is recognized as compensation expense as the restricted common stock awards vest. The total unrecognized stock-based compensation expense for restricted common stock awards was approximately $0.6 million as of March 31, 2008. The unvested restricted common stock awards will vest on a weighted-average basis over a period of 1.9 years from March 31, 2008.

4. Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2013. We have an operating lease for our principal office, research and production facility in Florida that expires on June 30, 2008. We have an option to renew the lease for one year on the same terms as the existing lease. The facility is owned by a non-employee stockholder of Intellon, E&E Investments, which holds less than 0.01% of our outstanding shares. We have entered into a lease, effective March 7, 2008, for new corporate headquarters space in Orlando, Florida of approximately 12,570 square feet. This lease will expire May 6, 2013. We plan to use the new Orlando office for our principal executive offices and for various marketing, finance, business development and potentially other functions. We also intend to maintain our current facility in Ocala. Our wholly-owned Canadian subsidiary has its principal offices in Toronto, Canada in leased facilities of approximately 10,200 square feet, under a sublease that expires on December 30, 2010. We have also entered into an offer to lease such facilities beginning January 1, 2011 and expiring December 31, 2012. We have an operating lease for a sales office in San Jose, California for approximately 4,300 square feet that expires on March 31, 2009. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for these leased facilities amounted to $181,000 and $127,000 for the quarters ended March 31, 2008 and 2007, respectively, including payments of $59,000, and $55,000, respectively, to the related-party lessor.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

5. Net Loss Attributable to Common Shareholders

Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock, warrants to purchase common and redeemable convertible preferred stock and redeemable convertible preferred stock. Because we reported a net loss for the quarters ended March 31, 2008 and 2007, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for the periods presented because the effect would have been antidilutive. Such potential common shares consist of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Restricted common stock	535	999
Options to purchase common stock	1,894	267
Warrants to purchase redeemable convertible preferred stock	—	321
Redeemable convertible preferred stock	—	16,138

6. Segment and Geographic Information and Significant Customers

We have determined that we are organized as, and operate in, one reportable segment: the design, license and marketing of integrated circuits. Our chief operating decision maker is our Chief Executive Officer.

Revenue by geographic area is presented based upon the country of destination. Export sales were $14.7 million and $7.6 million for the quarters ended March 31, 2008 and 2007, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers in Asia are ultimately shipped to end-markets in the Americas and Europe. Although a significant portion of our revenue is from customers located outside of the United States, all sales are denominated in U.S. dollars.

A change in or loss of one or more of our customers could adversely effect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Three Months Ended March 31,
	2008	2007
devolo AG (OEM)	19%	21%
Free (service provider)	18%	*
Lumax International Corporation (distributor)	17%	21%
Aztech Systems Ltd (OEM)	*	14%
Sanmina-SCI Systems De Mexico (ODM)	*	12%

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 59.1%, and 58.0% of accounts receivable at March 31, 2008 and December 31, 2007, respectively.

7. Subsequent Events

During May 2008, we granted 19,800 non-qualified stock options to our employees at an exercise price of $5.60 per share.

8. Related Party Transactions

We purchase processed wafers and paid non-recurring engineering expenses for masks, prototype expenses and expenses for wafer probe to determine good die from United Microelectronics Corporation (UMC), one of our fabrication suppliers and an affiliate of UMC Capital Corporation, a stockholder. Our total purchases from UMC were approximately $4.3 and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report, including those in this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation, that are not historical facts constitute “forward-looking statements”. Words such as “believes,” “anticipates,” “will,” “expects,” “intends,” “estimates,” “may,” “might,” “can,” “projects,” and other similar expressions are predictions of or indicate future events and trends, and typically are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including those set forth under “Item 1A. Risk Factors” in this Quarterly Report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

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

As a result of our substantial investment in research and development since our inception in 1989, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, enabling us to focus on the design, development, sales and marketing of our products and to reduce the level of our capital investment. As of March 31, 2008, we had shipped more than 24.3 million powerline communications ICs, including over 17.0 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 2.4 million powerline communications ICs in the three months ended March 31, 2008, a 69% increase over shipments of approximately 1.5 million powerline communications ICs in the same period in 2007. Our HomePlug-based ICs represented approximately 95% of our revenue for the three months ended March 31, 2008. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. As a result of the growing demand for these services, service providers continue to be the fastest growth channel for the sales of our ICs during the three months ended March 31 2008, and we expect this trend to continue in the foreseeable future.

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

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For the three months ended March 31, 2008 and 2007, 76% and 63% of our revenue was from direct channels, respectively. We have direct sales personnel based in the United States, Europe and Asia. We also have field applications engineering personnel based in each of these locations that support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. In addition, we have a business development group that focuses on marketing to service providers in all of our geographic markets.

Since our inception, we have made a substantial investment in research and development and in sales and marketing. We have not yet achieved profitability. We incurred net losses during the three months ended March 31, 2008 and 2007 of $0.9 million and $2.2 million, respectively, and our accumulated deficit as of the three months ended March 31, 2008 was $137.5 million. Our revenue grew to $16.3 million for the three months ended March 31, 2008 from $9.7 million for the three months ended March 31, 2007. In addition, our operating expenses increased to $8.7 million for the three months ended March 31, 2008 from $6.7 million for the three months ended March 31, 2007.

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

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $50,000 and $149,000 during the three months ended March 31, 2008 and 2007, respectively. We do not expect the sales of these products to be significant in the future.

Historically, a small number of customers (OEMs, ODMs and distributors) have accounted for a substantial portion of our revenue. We sell our ICs directly to OEMs and service providers or through ODMs and distributors. We anticipate that significant customer concentration will continue for the foreseeable future. Our top five customers accounted for approximately, 68% and 77% of our revenue for the three months ended March 31, 2008 and 2007, respectively. The customers representing 10% or more of our revenue in the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31,
Customer	2008	2007
devolo AG (OEM)	19%	21%
Free (service provider)	18%	*
Lumax International Corporation (distributor)	17%	21%
Aztech Systems Ltd (OEM)	*	14%
Sanmina-SCI Systems De Mexico (ODM)	*	12%

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

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

A significant portion of our sales are to customers outside the United States and Canada, which we consider North America. Sales to customers in Asia accounted for approximately 46% and 45% of our revenue in the three months ended March 31, 2008 and 2007, respectively. Sales to customers in Europe accounted for approximately 44% and 34% of our revenue in the three months ended March 31, 2008 and 2007, respectively. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented, for geographic regions representing greater than 10% of our revenue.

	Three Months Ended March 31,
	2008		2007
North America	$1,676	10.3%	$2,126	21.9%
Asia	7,443	45.6%	4,322	44.6%
Europe	7,169	44.0%	3,247	33.5%
Other	17	0.1%	4	—

Total	$16,305	100.0%	$9,699	100.0%

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

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, as a percentage of revenue, we expect these costs to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase slightly for the three months ending June 30, 2008 over our actual spending for these expenses for the three months ended March 31, 2008 due to costs and expenses related to the development of a lower cost version of our HomePlug AV-based ICs.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, warrant expense, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect sales and marketing expenses in the near term will be similar to 2007 in absolute dollars as increases in compensation expenses from the hiring of additional personnel and the expansion of our sales and marketing efforts will be offset by a decrease in warrant expense and other expenses.

For the three months ended March 31, 2008, we had no exercisable or outstanding performance-based warrants. Prior to our initial public offering, when it was probable that some or all of the performance milestones would be achieved, marketing expense, based on the fair market value of the underlying warrants, was recognized over the vesting period of the warrants. We reclassified the liabilities associated with these warrants to shareholders’ equity (deficit). These expenses fluctuated based on the fair market value of the underlying securities.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under SFAS 123(R). We expect that general and administrative expense will increase significantly in absolute dollars as we operate as a public company, including expense related to compliance with the Sarbanes-Oxley Act of 2002. In addition, we expect to hire additional personnel and incur costs related to the anticipated growth of our business, including improvements to our information technology infrastructure and our planned establishment of a new headquarters office in leased facilities in Orlando, Florida.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash and cash equivalents. We incurred no interest expense in the three months ended March 31, 2008. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes.

Provision for Income Taxes

As we have incurred losses to date, we have not been required to recognize income tax expense.

During the three months ended March 31, 2008, no research and development tax credits were recognized.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this filing. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2008	% of Revenue	2007	% of Revenue
	(in thousands, except percentages)
Revenue	$16,305	100.0%	$9,699	100.0%
Cost of revenue	8,970	55.0%	5,499	56.7%

Gross profit	7,335	45.0%	4,200	43.3%
Cost of operations:
Research and development	4,444	27.2%	3,150	32.5%
Sales and marketing	2,179	13.4%	2,231	23.0%
General and administrative	2,069	12.7%	1,300	13.4%

Operating loss	(1,357)	(8.3)%	(2,481)	(25.6)%

Other income (expense):
Interest income	443	2.7%	311	3.2%
Interest expense	—	—	(36)	(0.4)%
Other	(31)	(0.2)%	(2)	—

Total other income (expense)	412	2.5%	273	2.8%

Net loss	(945)	(5.8)%	(2,208)	(22.8)%
Preferred stock dividends / accretion of redeemable preferred stock	—	—	(1,726)	(17.8)%

Net loss attributable to common shareholders	$(945)	(5.8)%	(3,934)	(40.6)%

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue.

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
Revenue	$16,305	$9,699	68.1%

The increase in revenue was primarily due to sales of our HomePlug-based ICs, which increased in both aggregate unit volume and absolute dollars to $15.6 million in the three months ended March 31, 2008 from $8.9 million in the same period in 2007, or 74.2%. The sales of our command and control ICs increased to $0.7 million in the three months ended March 31, 2008 from $0.6 million in the same period in 2007, or 11.8%. The increase in revenue for the three months ended March 31, 2008 over the prior year period was primarily due to a 75.8% increase in unit volumes for our Home Plug-based ICs which was offset by a 0.9% decrease in average selling prices for our HomePlug-based ICs, as well as an 18.7% increase in average selling prices for our command and control ICs, which was offset by a 5.8% decrease in unit volumes for our command and control ICs.

Sales to our top customers have varied for the three months ended March 31, 2008 and 2007. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in our product mix, our customers’ inability to predict accurately their end-customer demand and our efforts to improve our sales channel. Examples of these trends include:

•

Product Mix. Sales of our HomePlug-based ICs increased from $8.9 million in the three months ended March 31, 2007 to $15.6 million in the three months ended March 31, 2008, while sales of our command and control ICs increased from $0.6 million in the three months ended March 31, 2007 to $0.7 million in the three months ended March 31, 2008. With the introduction of our second-generation HomePlug AV-based IC, sales to Free, a service provider, have increased to 18% of our revenue in the three months ended March 31, 2008 from no revenue in the prior year quarter. In addition, sales to devolo AG increased year-over-year but declined slightly as a percentage of our revenue due to the growth in our overall business. This contrasts to Aztech Systems Ltd. whose sales declined slightly in absolute dollars year-over-year due to customer mix and declined further as a percentage of our revenue due to the growth in our overall business.

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on their ability to predict the demand from their end customers. For example, our sales to Sanmina-SCI Systems De Mexico fluctuate as their end-customer, a service provider, alternates the ODM building their product.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, Lumax International Corporation now purchases products previously sold to other distributors.

We continue to expect variations in our top customers as a result of these and other trends.

Cost of Revenue.

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
Cost of revenue	$8,970	$5,499	63.1%
Percent of revenue	55%	57%

The increases in cost of revenue during the three months ended March 31, 2008, compared to the corresponding period in 2007, was primarily due to the increase in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.1 million each for the three months ended March 31, 2008 and 2007. In addition, our expenses for licensing third-party technologies were approximately $0.3 million and $0.2 million in the three months ended March 31, 2008 and 2007, respectively.

Gross Profit.

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
Gross profit	$7,335	$4,200	74.6%
Percent of revenue	45%	43%

The improvement in gross profit percentage during the three months ended March 31, 2008, compared to the corresponding period in 2007 was primarily due to lower average unit costs of our HomePlug-based ICs and our command and control ICs as well as improved average selling prices from our command and control ICs and lower cost of revenue from our purchasing and production planning personnel and related expenses. Gross profit margins improved due to a decrease of approximately 3.5% and 11.2% in our average unit costs for our HomePlug-based ICs and command and control ICs, respectively, for the three months ended March 31, 2008, compared to the same period in 2007. Gross profit margins also improved slightly due to an increase in average selling prices for our command and control ICs of 18.7%, which was slightly offset by a decrease in average selling prices of our

HomePlug-based ICs of 0.9% in the three months ended March 31, 2008 compared to the same period in 2007. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in the three months ended March 31, 2008 compared to the same period in 2007.

Research and Development

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
Research and development	$4,444	$3,150	41.1%
Percent of revenue	27%	33%

The increase in research and development expenses during the three months ended March 31, 2008, compared to the corresponding period in 2007 was due to increased engineering expenses of $0.9 million for tooling costs, software tools and other expenses related to the development of our next generation 65 nanometer HomePlug AV-based IC and increased compensation expense and bonus expenses of $0.7 million, which was offset by a reduction in contractor costs of $0.3 million.

Sales and Marketing

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
Sales and marketing	$2,179	$2,231	(2.3)%
Percent of revenue	13%	23%

Sales and marketing expenses during the three months ended March 31, 2008 were consistent with the corresponding period in 2007. There were no significant increases or decreases in the various expenses between the two periods.

General and Administrative

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
General and administrative	$2,069	$1,300	59.2%
Percent of revenue	13%	13%

The increase in general and administrative expenses during the three months ended March 31, 2008, compared to the corresponding period in 2007 was due to an increase of $0.5 million in legal fees, accounting fees, directors fees and expenses, and investor relations expense as a result of our December 2007 initial public offering. In addition, compensation expenses, bonuses, consulting, and stock-based compensation expenses increased by $0.3 million in the comparable periods.

Total Other Income (Expense).

	Three Months Ended March 31,
	2008	2007	Percent Change
	(in thousands, except percentages)
Total other income (expense)	$412	$273	50.9%
Percent of revenue	3%	3%

The increase in other income (expense) during the three months ended March 31, 2008, compared to the corresponding period in 2007 was due to an increase of $0.1 million of interest income, earned primarily on the proceeds from the initial public offering in December 2007, as well as the net proceeds from the exercise of the over-allotment option in January 2008.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2008	2007
Consolidated Cash Flow Data:
Net cash used in operating activities	$(1,216)	$(1,255)
Net cash used in investing activities	$(572)	$(464)
Net cash provided by (used in) financing activities	$5,555	$(279)
Net increase (decrease) in cash and equivalents	$3,767	$(1,998)

During the three months ended March 31, 2008, we raised $5.6 million in net proceeds, after deducting underwriting discounts, commissions and other offering costs, from the exercise of an over-allotment option held by our underwriters to purchase an additional 1,010,000 shares of our common stock subsequent to our initial public offering in December 2007.

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

As of March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $55.8 million, primarily as a result of the net proceeds of $39.0 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007.

Operating Activities. Our cash flows used in operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We used approximately $1.2 million of net cash in operating activities during the three months ended March 31, 2008. The significant uses of cash in operations were a net loss of $0.9 million, as well as increases in accounts receivable, decreases in accounts payable and accrued expenses and increases in prepaid expenses and other assets of approximately $0.8 million, $0.2 million and $0.1 million, respectively. These uses were offset by decreases in inventory of $0.2 million as well as non-cash expenses for stock-based compensation expenses and depreciation and amortization expenses of $0.4 million and $0.3 million, respectively.

We used approximately $1.3 million of net cash in operating activities during the three months ended March 31, 2007. The significant uses of cash in operations were a net loss of $2.2 million, an increase in prepaid and other assets of $0.4 million and a decrease in accounts payable and accrued expenses of $0.4 million. These uses of cash were offset by a decrease in inventory and accounts receivable of $0.8 million and $0.4 million, respectively, as well non-cash expenses for depreciation and amortization expenses and stock-based compensation expenses of $0.4 million and $0.2 million respectively.

Investing Activities. Our primary investing activities have consisted of purchases of computer and laboratory equipment and software tools used in the design of our ICs to support our operations and research and development. As we continue to expand, we expect purchases of computer and laboratory equipment and development tools to grow in absolute dollars.

We used approximately $0.6 million and $0.5 million of net cash in investing activities in the three months ended March 31, 2008 and 2007, respectively, primarily to purchase property and equipment as well as for the purchase or development of intangible assets.

Financing Activities. During the three months ended March 31, 2008, we raised $5.6 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriters’ over-allotment option subsequent to our initial public offering.

During the three months ended March 31, 2007, we used $0.3 million for capital lease payments.

We do not have any special purpose entities, and, other than operating leases for office space as described below, we had no off-balance sheet financing arrangements as of March 31, 2008.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of March 31, 2008 that is fixed and determinable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$5,524	$2,311	$2,163	$1,050	$—
Purchase obligations	43	43	—	—	—

Total	$5,567	$2,354	$2,163	$1,050	$—

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of March 31, 2008, our cash reserves were maintained primarily in money market investment accounts totaling $55.8 million. We have operating expenses in foreign currencies, predominantly Canadian Dollars but also Pounds Sterling and Euros that are converted to U.S. Dollars for financial reporting. These currencies have strengthened significantly against the U.S. Dollar in the past year. As a result, our operating expenses were approximately $0.2 million higher during the three months ended March 31, 2008 relative to the same period in 2007. These currencies may continue to strengthen in the future, which would negatively impact our financial results.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Prior to filing this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, and they concluded that the disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls.

An evaluation was also performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting during the period ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any litigation. However, the semiconductor industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. In the future we could become involved in various legal proceedings relating to these or other claims arising out of our ordinary course of business. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

ITEM 1A.	RISK FACTORS

The risk factors that could potentially adversely affect our business are set forth below. These risk factors include any material changes to and supersede the description of our risk factors associated with our business previously set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we anticipate additional future losses.

We have sustained losses and have not achieved profitability on a quarterly or annual basis. We incurred net losses during the three months ended March 31, 2008 of $0.9 million, and our accumulated deficit as of March 31, 2008 was $137.5 million. We expect to incur operating losses in the future due to expenses from the continued development and expansion of our business, including expenditures related to product development and hiring personnel for sales, marketing and research and development. We have incurred and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If we fail to increase revenue or manage our expenses, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

We have grown rapidly and if we fail to manage our growth effectively, our business will suffer.

Although we commenced operations in 1989, we recently have experienced a period of significant growth and expansion. Our revenue grew to $16.3 million for the three months ended March 31, 2008 from $9.7 million for the same period in 2007. In addition, our operating expenses increased to $8.7 million for the three months ended March 31, 2008 from $6.7 million for the same period in 2007. Our growth has placed, and any future growth will continue to place, a significant strain on our management, personnel, systems and financial resources. We anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly in anticipation of increased demand for our products and this demand does not materialize at the rate we expect, the rate of our increased operating expenses could exceed our revenue growth and increase our operating losses. If we are unable to manage our growth effectively, our business could be harmed.

Our operating results may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.

Historically, our operating results have fluctuated and are likely to fluctuate from quarter-to-quarter in the future. These fluctuations are due to a number of factors, including:

•	the level of and fluctuations in demand for our integrated circuits (ICs) by our customers and our associated revenue;

•	the product mix and related gross margins of our sales;

•	the timing and amount of our research and development expenditures;

•	delays or other problems in the introduction of our new products;

•	the availability and pricing of the third-party products and services, including commodities we use to manufacture, test and assemble our ICs; and

•	the highly cyclical nature of the semiconductor industry.

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

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Afa Technologies, Inc., Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We expect to have powerline competition from Gigle Semiconductor and CopperGate Communications, Ltd., and increased powerline competition from SiConnect Limited, Spidcom Technologies S.A. and Xeline Co., Ltd., in the future. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., Coppergate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Pulse-Link, Inc., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Esco Corporation and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire our competitors who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

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

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology and customer demand in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, require substantial research and development expense. Our research and development expenses were approximately $4 million in the three months ended March 31, 2008. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. We may experience unexpected delays in developing and introducing new products and product enhancements. These delays not only may adversely impact the timing of the introduction of new products and product enhancements, but they may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, our HomePlug AV-based ICs or any of our future products may not achieve market acceptance. We began shipping the first and second generations of our newest products, our HomePlug AV-based ICs, in the second quarter of 2006 and the second quarter of 2007, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

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

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations, including, for example, regulations regarding transmission power, permissible frequencies of operation, electromagnetic interference (EMI) and electrical wiring. These regulations and the interpretation and enforcement of the regulations may vary from country to country and are subject to change. For example, in the United States, rules governing power limits and measuring techniques for broadband over powerline devices have been adopted by the Federal Communications Commission (FCC). “Access” broadband over powerline rules govern systems installed and operated by an electric utility on the supply side of the customer’s premises. “In-house” broadband over powerline rules govern that portion of a broadband over powerline system that operates on customer premise lines not owned by the utility. The access broadband over powerline rules were recently appealed to the U.S. Court of Appeals for the District of Columbia, and in April 2008, the Court remanded the rules to the FCC. The Court ordered the FCC, in part, to provide justification for its choice of extrapolation factor for access broadband over powerline, or in the alternative, to adopt another factor, which could require broadband over powerline devices to reduce output power levels. If, in response to this ruling or otherwise, the FCC were to amend the rules applicable to products using our ICs for smart grid and access broadband over powerline applications, our business could be harmed and, if the application of the ruling and any resulting rule changes were to be extended to products using our ICs for in-home powerline communications, we could experience a material adverse effect on our business, results of operations and financial condition.

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

A change, including a rapid change, in the existing regulations, the adoption of new regulations or a change in the interpretation or testing methods used to demonstrate compliance with the regulations could prevent products using our ICs from being used in the applicable country, could reduce the performance of such products below customer requirements, or could require us to redesign our ICs or require our customers to redesign their products to comply with the new regulatory requirements. Such actions could also require the use of products already sold into the marketplace to be terminated. Although some of our HomePlug-based ICs have limited capabilities to filter additional frequencies to meet specific country requirements, our other ICs do not have this flexibility and even those that do may perform below customer requirements if substantial portions of the available spectrum are required to be filtered. Any regulatory reduction in the available frequencies or the available transmit power of our ICs will reduce the performance of our ICs and, depending on the amount of the reduction and the intended use of the IC, could cause the IC to fail to meet customer requirements. If we were required to redesign an IC to meet new regulatory filtering, power or other requirements, we would be required to incur substantial time and expense and there is no assurance that we would be able to make changes to our IC or introduce a new IC that would result in a product that would meet regulatory or customer requirements.

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

During the three months ended March 31, 2008, approximately 95% of our revenue was derived from the sale of HomePlug-based ICs primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless local area networks, or Wi-Fi LAN, technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various industry alliances, and some offer features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we rely on formal and informal relationships with technology leaders in the personal computer, consumer electronics and service provider markets. If we are unable to maintain these relationships and form others and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology does not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

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

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. We currently use one wafer foundry to manufacture our HomePlug-based wafers and another wafer foundry to manufacture our command and control wafers. We use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry partners currently procure from domestic and foreign sources. In some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors fails to provide us in a timely manner with the products and services we request, fails to meet the standards we require or terminates its relationship with us, we may be unable to obtain replacement services to fill customer orders in a timely manner, if at all, and our relationships with our customers and our sales could suffer.

As we do not have long-term supply contracts with our third-party vendors, they are not obligated to provide the products and services we request for any specified period, in any specific quantities or at any specific price, except as provided in each purchase order we submit. As a result, our third-party vendors may allocate their resources to other customers’ projects and reduce efforts for our products on short notice, exposing us to risks of price increases, late deliveries, poor quality and inadequate supply. If our third-party vendors enter into long-term agreements with other customers, these vendors may decrease their services to us on a more permanent scale. Our supplier risk is also significant due to the general cyclicality of the semiconductor industry. As demand for ICs increases, our suppliers could allocate resources to larger customers and we could face shortages, longer delivery cycles and higher supply costs. In any case, it may be difficult for us to develop relationships with other third-party vendors who are able to satisfy our production and supply requirements, and it can take several months to qualify a new services provider. Changes in providers may also require the affected ICs to go through re-qualification testing and customer approvals, adding further delay and costs and the potential for our customers to cancel orders or fail to place new orders. In addition, because many of the design libraries used in the design of an IC may be specific to a particular wafer foundry or foundry process, the change from one foundry or foundry vendor to another may require us to redesign all or part of the affected IC, which could take approximately 6 to 15 months, and to incur the costs of new IC masks, which can be substantial, particularly for lower process geometries. Furthermore, if we are unable to obtain the parts and materials necessary for our operations in a timely manner and on favorable terms, we would incur substantial costs and our business and financial results may be adversely affected.

Furthermore, not all of our vendors provide us with indemnification regarding our purchases. Other vendors impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party either alone or in combination, or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

The development of new industry standards may cause our products to become uncompetitive or obsolete and force us to incur substantial development costs and time to bring new products to market.

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. Over 70 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. Other groups that have more international recognition as independent standards bodies, such as the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunication Union (ITU), as well as existing and newly created industry alliances, such as the HomeGrid Forum, are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products. Standards organizations sometimes take years to reach agreement on new final specifications and may be unable to do so, even when a baseline technology for a proposed specification is selected early in the adoption process. If one or more of these organizations were to release a final specification, or select a baseline technology for a proposed future specification, based upon a competing powerline or anywire communications technology or on another technology incompatible with the technology used in our existing of future products, this action could have a material adverse effect on our business. For example, in September 2007, HomePlug and Panasonic merged their respective technical proposals to the IEEE P1901 standards work group on powerline communications and submitted joint proposals covering in-home and access applications that would allow future products based on the joint proposals to be interoperable with existing HomePlug AV and Panasonic powerline communications products. The joint proposals provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer. Under this approach, future ICs based on the joint proposals would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. In October 2007, the P1901 work group voted to support the HomePlug/Panasonic joint proposals for in-home and access applications over competing proposals. This action is only one step in the process of developing possible IEEE standards on powerline communications. Although we support and have participated in creating the joint proposals, we are unable to predict whether either the in-home or the access joint proposal will be adopted by the IEEE or, if either or both are adopted, the degree to which the final specification for the respective proposal, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association, the HD-PLC Alliance and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. The adoption of new or different powerline or anywire communications standards by the HomePlug Powerline Alliance, the HomeGrid Forum, or other powerline or anywire alliances or more established global standards bodies could make our products uncompetitive or obsolete and cause us to incur substantial development costs to adapt to new or alternative industry standards, particularly if the new or alternative standards were to receive greater penetration in the marketplace than the HomePlug-based specifications used by us for our ICs. The time and expense required for us to develop new products or change our existing products to comply with new industry standards would be substantial, and there is no assurance that we would be successful in doing so.

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

We have derived a significant portion of our revenue from a small number of OEM and reseller customers, and we expect such customer concentration to continue for the foreseeable future. In the three months ended March 31, 2008, devolo AG, an OEM, Free, a service provider, and Lumax International Corporation, a distributor, accounted for approximately 19%, 18% and 17% of total revenue, respectively. Our customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. As a result, the loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to the following:

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

We derive a portion of our revenue from sales of our ICs to customers in the commercial and utility markets, and our business could be materially adversely affected if we are unable to maintain or grow our sales in these markets.

While we only derived a limited portion of our revenue from sales of our ICs to customers in the commercial and utility markets in the three months ended March 31, 2008, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other multiple dwelling units (MDUs). Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

Our ability to maintain and increase revenue in the commercial and utility markets depends upon both the growth of these markets and our competitive position within such markets. We have fewer strategic and customer relationships in these markets than we have in the digital home market. The growth of the commercial market will depend, in part, on the expansion of Internet, video-on-demand and other broadband services to MDUs. In the utility market, the growth of smart grid management and broadband over powerline applications will depend upon a number of factors, including a favorable utility regulatory environment that allows the cost of smart grid systems to be funded by the utility’s rate base and the development of new third-party products and services, as well as business models, necessary to commercialize these applications. In recent periods, customer interest in broadband over powerline applications has declined due to concerns about the financial and operational success of such systems. In addition, the sales cycle for commercial and utility customers is typically long. If demand for these applications does not grow or we are unable to increase our revenue within these markets, our business could be materially and adversely affected. We may also need to make changes to our existing products or develop new products for our commercial and utility business to be successful. For example, at present we do not offer less expensive narrow band or command and control ICs that may be required for some applications. Furthermore, the HomePlug Powerline Alliance is working on a proposed broadband over powerline specification that uses HomePlug AV as the baseline technology with a number of enhancements to better meet smart grid and broadband over powerline requirements. The IEEE is also working on an access powerline standard as part of its P1901 initiative. We have not determined whether we will create any products based on these specifications, and there is no assurance that, if we were to attempt to do so, any such products would be successful. If we are unsuccessful in tailoring our existing products or creating new products to meet the needs of our customers in the commercial and utility markets, we will be unable to grow or maintain our sales in these markets.

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

Although the HomePlug technologies provide solutions to many of these challenges, powerline remains a more difficult medium than competing technologies such as Ethernet and coaxial cable LANs. As a result, powerline communications may be unable to provide the reliable data transmission capacity, or throughput, required by some customers and may be an ineffective connectivity solution in some environments. These technical challenges may also make it more difficult to achieve further performance improvements in powerline communications compared to other wireline communications technologies, which may put powerline communications technologies at a disadvantage as customer bandwidth requirements and interest in anywire communications technologies continue to grow. Furthermore, unlike other communications such as Wi-Fi and some coaxial cable LANs, which offer multiple channels, powerline technology to date has generally been limited to a single channel, making it difficult to increase throughput by adding additional channels. The lack of multiple channels presents challenges in MDU environments, as the powerline signal from one apartment may bleed into an adjacent apartment. Although security routines may prevent any misuse of content between the units, the total transmission capacity, or bandwidth, must be shared on some basis. As the use of powerline communications increases, the potential need for sharing will become greater. The technical solutions for this sharing have not been fully resolved. Even if the technical requirements for sharing are developed, the shared bandwidth available to each unit could reduce performance to unacceptable levels. The lack of multiple channels also creates challenges when incompatible powerline technologies are used in the same home or in MDUs or other environments where the respective incompatible products can interfere with each other. When this occurs, all of the incompatible powerline communications products may be unable to provide a satisfactory consumer experience.

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

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 31 issued U.S. patents and 32 pending U.S. patents, with foreign counterparts in some jurisdictions. Our pending patent applications may not result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

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

We must include a report on our internal control over financial reporting in our 2008 Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. That report must include management’s assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting. We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board (PCAOB). Over the course of our ongoing evaluation of our internal controls, we have in the past identified, and may in the future identify, areas requiring improvement and may have to design enhanced processes and controls to address issues identified through this review.

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

We conduct a substantial amount of our business with customers and third-party vendors located outside the United States. We have three wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Taiwan Ltd. and Intellon Korea Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Asia and Europe accounted for approximately 46% and 44% of revenue in the three months ended March 31, 2008, respectively. Most of our sales in Asia are in Taiwan but also include sales to customers in China, Japan, the Republic of Korea and Singapore, among others. Nearly all of our sales in Europe are currently to customers in Germany and France. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

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

As of December 31, 2007, we had estimated available U.S. federal income tax net operating loss (NOL) carryforwards of approximately $44 million, state income tax net operating loss carryforwards of approximately $24 million and estimated U.S. tax credit carryforwards of approximately $4 million. These can be used to offset federal taxable income and federal tax liabilities in future years. Our NOL carryforwards begin to expire in 2008 and are scheduled to continue to expire through 2027. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. Our ability to utilize NOL carryforwards and federal tax credit carryforwards may be limited by the issuance of common stock in future offerings or as a result of future events. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. In connection with our initial public offering in December 2007, we experienced an ownership change as defined by Section 382. As a result of this ownership change, our ability to use our federal NOL carryforwards and tax credit carryforwards in subsequent periods is limited to approximately $4 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. We estimate that the recognized built-in gain will be approximately $5 million per year, resulting in a total limitation amount of approximately $9 million in each of the first five years after our initial public offering. To the extent our use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would if we were able to fully use our net operating loss and tax credit carryforwards in the United States. In addition, we operate in foreign jurisdictions and are subject to paying foreign taxes even though we have net operating losses. We may also be subject to alternative minimum tax.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

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

We received net proceeds of approximately $47.5 million after deducting underwriting discounts of $3,574,200 (or $0.42 per share) but before expenses. We intend to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and other corporate expenses. Pending such usage, we have invested the net proceeds primarily in money market investment accounts.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1**	Amended and Restated Certificate of Incorporation

3.2**	Bylaws, as amended

4.1**	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006

10.1***	Office Lease Agreement between Intellon Corporation and Citadel II Limited Partnership, dated March 7, 2008

24.1**	Power of Attorney (included in signature pages)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-144520).
***	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated March 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

Intellon Corporation (Registrant)

	By:	/s/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer