Form 10-Q
period 2008-06-30
INTELLON CORP
filed 2008-08-13
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 333-144520

INTELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2744155
(State of Incorporation)	(I.R.S. Employer Identification Number)

5955 T. G. Lee Boulevard, Suite 600, Orlando, FL 32822

(Address of principal executive offices)

(407) 428-2800

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

As of August 11, 2008, there were 31,337,034 shares of the registrant’s $0.0001 par value common stock outstanding.

INTELLON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTELLON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,959	$52,074
Accounts receivable	8,116	8,658
Inventories, net	7,486	7,749
Prepaid expenses	897	957
Other current assets	311	499

Total current assets	75,769	69,937
Property and equipment, net	1,992	1,728
Intangible assets, net	2,156	1,756
Other assets	100	—

Total assets	$80,017	$73,421

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,220	$6,994
Accrued expenses	2,618	2,420

Total current liabilities	10,838	9,414

Shareholders’ equity:
Common stock	3	3
Additional paid in capital	206,965	200,606
Accumulated deficit	(137,789)	(136,602)

Total shareholders’ equity	69,179	64,007

Total liabilities and shareholders’ equity	$80,017	$73,421

*	Information derived from the audited Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenue	$18,137	$12,382	$34,442	$22,081
Cost of revenue	10,310	6,486	19,280	11,985

Gross profit	7,827	5,896	15,162	10,096
Cost of operations:
Research and development	3,935	3,582	8,379	6,732
Sales and marketing	2,095	2,293	4,274	4,524
General and administrative	2,202	1,197	4,271	2,497

Operating loss	(405)	(1,176)	(1,762)	(3,657)

Other income (expense):
Interest income	252	267	695	578
Interest expense	—	(45)	—	(81)
Other	(32)	2	(63)	—

Total other income (expense)	220	224	632	497

Operating loss before income taxes	(185)	(952)	(1,130)	(3,160)
Income tax expense	57	—	57	—

Net loss	(242)	(952)	(1,187)	(3,160)
Preferred stock dividends/accretion of redeemable preferred stock	—	(1,744)	—	(3,470)

Net loss attributable to common shareholders	$(242)	$(2,696)	$(1,187)	$(6,630)

Net loss attributable to common shareholders per common share:
Basic and diluted	$(0.01)	$(1.26)	$(0.04)	$(3.12)

Weighted-average number of shares used in per share calculations:
Basic and diluted	30,878	2,140	30,761	2,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,187)	$(3,160)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	524	809
Amortization of intangible assets	26	24
Stock-based compensation	809	289
Other	—	305

Changes in operating assets and liabilities:
Accounts receivable	542	(1,070)
Inventories	263	(1,172)
Prepaid expenses and other assets	148	(596)
Deferred loan costs	—	12
Accounts payable and accrued expenses	1,424	2,104

Net cash provided by (used in) operating activities	2,549	(2,455)

Cash flows from investing activities:
Purchase of property and equipment	(788)	(975)
Purchase of intangible assets	(426)	(86)

Net cash used in investing activities	(1,214)	(1,061)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs and exercise of stock options	5,550	—
Capitalized offering costs	—	(1,032)
Payments on capital lease obligations	—	(539)

Net cash provided by (used in) financing activities	5,550	(1,571)

Net increase (decrease) in cash and cash equivalents	6,885	(5,087)
Cash and cash equivalents, beginning of period	52,074	24,978

Cash and cash equivalents, end of period	$58,959	$19,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Intellon Corporation designs, develops, manufactures and markets integrated circuits (ICs) for powerline communications, or high-speed communications over existing electrical wiring. We provide HomePlug®-based and other powerline ICs for home networking, networked entertainment, Ethernet-over-Coax (EoC), and commercial and smart grid applications. We believe our company is a leader in powerline networking technology, IC sales and product enablement. We also believe we are well positioned to capitalize on the growth in home networking, audio and video (AV) connectivity and the convergence of the personal computer (PC) and consumer electronics (CE) environments. The company operates in one segment: the design, license and marketing of integrated circuits.

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

During January 2008, the underwriters for our IPO exercised their option to purchase an additional 1,010,000 shares of our common stock to cover over-allotments at a price of $6.00 per share, less the underwriting discount. The net proceeds from the exercise of the over-allotment option were $5.5 million, after deducting underwriting discounts, commissions and other offering costs.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly our financial position and the financial position of our subsidiaries in conformity with U.S. generally accepted accounting principles (GAAP) as of June 30, 2008, our results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All significant intercompany transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K as filed on March 27, 2008 with the SEC. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 (Unaudited)

2. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$2,987	$3,258
Work-in-process	4,600	5,070
Raw materials	133	138

	7,720	8,466
Less: inventory reserves for obsolescence and excess inventories	234	717

Net inventory	$7,486	$7,749

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventories for the stated periods (in thousands):

Balance, December 31, 2007	$717
Additions charged to costs	125
Deductions	(608)

Balance, June 30, 2008	$234

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Furniture and office equipment	$320	$182
Research and production equipment	8,154	8,049
Computer equipment and software	2,454	2,259
Leasehold improvements	922	573

	11,850	11,063
Less: accumulated depreciation and amortization	9,858	9,335

Net property and equipment	$1,992	$1,728

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Patents	$2,404	$1,978
Trademarks	81	81

	2,485	2,059
Less: accumulated amortization	329	303

Net intangible assets	$2,156	$1,756

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 (Unaudited)

Amortization expense for intangible assets for the three months ended June 30, 2008 and June 30, 2007 was $13,800 and $11,700, respectively. Amortization expense for intangible assets for the six months ended June 30, 2008 and June 30, 2007 was $26,400 and $23,400, respectively. At June 30, 2008 estimated amortization expense for the remainder of 2008 and years thereafter is as follows (in thousands):

Estimated amortization expense
2008 (remaining six months)	$33
2009	83
2010	129
2011	125
2012	122
Thereafter	1,664

Total	$2,156

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued vacation	$684	$608
Accrued employee incentives / bonuses	1,049	887
Other	885	925

Total accrued expenses	$2,618	$2,420

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

We have reserved approximately 2,300,000 shares of our common stock for issuance pursuant to the 2007 Plan. As of June 30, 2008, options and restricted stock covering approximately 3.1 million shares of our common stock were outstanding and approximately 0.8 million shares were available for future grant under this plan.

The exercise price of options granted under our 2007 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns over 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Options generally vest at the rate of 25% on the one year anniversary of the vesting commencement date and then ratably, on a quarterly basis, over the following three years.

Stock-Based Compensation Expense

Prior to our IPO, in our determination of stock based compensation expense under both Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), we estimated the fair market value of our common stock. The primary approach we used for estimating the fair market value of our common stock was the probability-weighted expected return method, consistent with the recommendations of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Prior to our IPO, as our securities were not publicly traded or subject to any market evaluation of fair market value, we utilized valuation methodologies commonly used in the valuation of private company equity securities.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 (Unaudited)

We adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method, under which SFAS 123(R) is applied to new awards and to awards modified, repurchased or canceled after January 1, 2006. Under SFAS 123(R), for stock options grants, we estimate the fair market value of stock options granted on the grant date using the Black-Scholes option valuation model and apply the straight-line method of expense amortization. The fair market value of each share of restricted common stock is calculated as equal to the value of our common stock on the date of grant and is recognized as compensation expense as the restricted common stock awards vest.

The fair value of the stock options granted to employees, officers and non-employee board members for the three and six months ended June 30, 2008 and 2007 was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yields	None	None	None	None
Expected volatility	49.6%	50.8%	50.3%	52.5%
Risk-free interest rate	2.6%	4.8%	2.4%	4.8%
Expected lives (in years)	2.2	3.0	3.1	3.0
Estimated annual forfeiture rate	2.1%	2.1%	2.1%	2.1%
Weighted average fair value at grant date	$4.30	$8.04	$5.63	$6.28

The following table summarizes the stock-based compensation expense related to stock options and restricted common stock grants under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense by caption:
Research and development	$138	$11	$238	$18
Sales and marketing	109	10	185	17
General and administrative	206	57	386	254

Total stock-based compensation expense	$453	$78	$809	$289

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$406	$34	$705	$52
Restricted stock	47	44	104	237

Total stock-based compensation expense	$453	$78	$809	$289

No tax benefit has been recognized on the stock-based compensation expense for either period presented. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 (Unaudited)

Stock Option Activity

The following table summarizes option activity for the six month period ended June 30, 2008 for all of our stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,392,548	$7.05
Granted	1,361,900	5.63
Exercised	(686)	3.88
Canceled	(72,786)	7.24

Options outstanding at June 30, 2008	2,680,976	$6.33	9.3	$105,884

Options vested and exercisable at June 30, 2008	111,373	$3.41	8.5	$48,669

The total unrecognized stock-based compensation for options granted accounted for under SFAS 123(R) was approximately $5.4 million as of June 30, 2008. These options had a remaining weighted-average period of 3.5 years over which the expense is expected to be recognized.

Restricted Common Stock Activity

Prior to the IPO, restricted common stock grants were made pursuant to the 2000 Plan and the Director Plan. Following the IPO, restricted common stock grants will continue to be made pursuant to the 2007 Plan. Restricted common stock grants typically vest over a four-year period. Vesting may be accelerated upon certain events, including death or disability. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting.

The following table summarizes restricted stock activity for the six month period ended June 30, 2008 for all of our restricted stock:

	Restricted Common Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	566,950	$1.24
Granted	—	—
Vested	(134,197)	1.04
Forfeited	(9,491)	0.18

Balance, June 30, 2008	423,262	$1.32

The total unrecognized stock-based compensation expense for restricted common stock awards was approximately $0.5 million as of June 30, 2008. The unvested restricted common stock awards will vest on a weighted-average basis over a period of 1.8 years from June 30, 2008.

4. Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2013. We entered into a lease, effective March 7, 2008, for a new corporate headquarters facility in Orlando, Florida of approximately 12,570 square feet. This lease will expire May 31, 2013. The Orlando office houses our principal executive offices and is also used for various marketing, finance, business development and other functions. We also have an operating lease for a research and

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 (Unaudited)

production facility of approximately 27,500 square feet in Ocala, Florida that was originally scheduled to expire on June 30, 2008, but which was extended on June 17, 2008 for the period July 1, 2008 through December 31, 2008. All other terms and conditions of the lease remain the same. Our wholly-owned Canadian subsidiary has its principal offices in Toronto, Canada in leased facilities of approximately 10,200 square feet, under a sublease that expires on December 30, 2010. On June 20, 2008, we entered into a lease agreement which will begin upon the expiration of the current sublease and will expire on December 31, 2012. We have an operating lease for a sales office in San Jose, California for approximately 4,300 square feet that expires on March 31, 2009. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for these leased facilities for the three months ended June 30, 2008 and 2007 was $206,000 and $132,000, respectively, and for the six months ended June 30, 2008 and 2007 was $386,000 and $259,000, respectively.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

5. Net Loss Attributable to Common Shareholders

Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock, warrants to purchase common and redeemable convertible preferred stock and redeemable convertible preferred stock. Because we reported a net loss for the three and six months ended June 30, 2008 and 2007, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for the periods presented because the effect would have been antidilutive. Such potential common shares consist of the following (weighted average in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restricted common stock	460	860	497	929
Options to purchase common stock	2,669	504	2,278	386
Warrants to purchase redeemable convertible preferred stock	—	321	—	321
Redeemable convertible preferred stock	—	16,138	—	16,138

6. Segment and Geographic Information and Significant Customers

We have determined that we are organized as, and operate in, one reportable segment: the design, license and marketing of integrated circuits. Our chief operating decision maker is our Chief Executive Officer.

Revenue by geographic area is presented based upon the country of destination. Export sales were $16.2 million and $9.7 million for the three months ended June 30, 2008 and 2007, respectively, and $30.2 million and $18.6 million for the six months ended June 30, 2008 and 2007, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers in Asia are ultimately shipped to end-markets in the Americas, Asia and Europe. Although a significant portion of our revenue is from customers located outside of the United States, all sales are denominated in U.S. dollars.

A change in or loss of one or more of our customers could adversely affect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Free (service provider)	20%	*	19%	*
devolo AG (OEM)	17%	*	18%	14%
Lumax International Corporation (distributor)	12%	18%	14%	19%
Aztech Systems Ltd (OEM)	11%	15%	*	15%

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 50.8% and 58.0% of accounts receivable at June 30, 2008 and December 31, 2007, respectively.

7. Subsequent Events

On July 24, 2008, our directors increased the size of our board of directors from six to seven members and appointed Mr. Walter D. Amaral as a Class III director with a term expiring at our 2010 annual meeting of stockholders, or until his successor is elected and qualified. In connection with his appointment to our board of directors, we granted Mr. Amaral a stock option to purchase 48,159 shares of our common stock, which option was issued pursuant to our 2007 Plan and has an exercise price equal to $3.90 per share, the closing sales price for our common stock on the date of grant.

Also during July 2008, we granted 3,900 non-qualified stock options to an employee at an exercise price of $3.90 per share, the closing sales price for our common stock on the date of grant.

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

As a result of our substantial investment in research and development since our inception in 1989, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, enabling us to focus on the design, development, sales and marketing of our products and to reduce the level of our capital investment. As of June 30, 2008, we had shipped more than 27.1 million powerline communications ICs, including over 19.6 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 2.7 million powerline communications ICs in the three months ended June 30, 2008, a 58% increase over shipments of approximately 1.8 million powerline communications ICs in the same period in 2007. We shipped over 5.2 million powerline communications ICs in the six months ended June 30, 2008, a 63% increase over shipments of approximately 3.2 million powerline communications ICs in the same period in 2007. Our HomePlug-based ICs represented approximately 96% of our revenue for each of the three and six month periods ended June 30, 2008. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. As a result of the growing demand for these services, service providers continued to be the fastest growth channel for the sales of our ICs during the three months ended June 30, 2008, compared to the prior year period, and we expect this trend to continue in the foreseeable future.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will ultimately reduce or terminate their demand for our products. The lack of visibility into our own customers’ end-customer demand causes us to experience fluctuations in our revenue, product mix and gross margins, and we expect these fluctuations to continue.

Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a design win. We believe design wins provide a competitive advantage, particularly for embedded products, because once one of our products is incorporated into a customer’s design, a redesign to incorporate a competitor’s product in place of ours would generally be time-consuming and expensive. However, a design win does not assure continued business with the customer.

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For the three months ended June 30, 2008 and 2007, 73.0% and 66.5% of our revenue was from direct channels, respectively. For the six months ended June 30, 2008 and 2007, 73.7% and 64.6% of our revenue was from direct channels, respectively. We have direct sales personnel based in the United States, Europe and Asia. We also have field applications engineering personnel based in each of these locations that support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. In addition, we have a business development group that focuses on marketing to service providers in all of our geographic markets.

Since our inception, we have made a substantial investment in research and development and in sales and marketing. We have not yet achieved profitability on a GAAP basis. We incurred net losses during the three months ended June 30, 2008 and 2007 of $0.2 million and $1.0 million, respectively. We also incurred net losses during the six months ended June 30, 2008 and 2007 of $1.2 million and $3.2 million, respectively. Our accumulated deficit as of June 30, 2008 was $137.8 million. Our revenue grew to $18.1 million for the three months ended June 30, 2008 from $12.4 million for the three months ended June 30, 2007. In addition, our operating expenses increased to $8.2 million for the three months ended June 30, 2008 from $7.1 million for the three months ended June 30, 2007.

We expect to hire additional employees to support our expanded operations. We expect personnel costs to increase in the future as a result of the increase in the number of our full-time employees. The actual increase in costs will depend on the timing and compensation of new hires.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue

Our revenue is generated primarily from shipments of our IC products. The price of our IC products is influenced by market and competitive conditions. Periodically, we reduce the price of our products as market and competitive conditions change or as we are able to reduce our manufacturing costs. In addition, the average selling price of our ICs can vary due to changes in our product mix and customer base. To date, all of our revenue has been denominated in U.S. dollars. Therefore, the main factors that impact our revenue are unit volumes and average selling prices.

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $49,000 and $197,000 during the three months ended June 30, 2008 and 2007, respectively, and $0.1 million and $0.3 million during the six months ended June 30, 2008 and 2007, respectively. We do not expect the sales of these products to be significant in the future.

Historically, a small number of customers (OEMs, ODMs and distributors) has accounted for a substantial portion of our revenue. We sell our ICs directly to OEMs and service providers or through ODMs and distributors. We anticipate that significant customer concentration will continue for the foreseeable future. Our top five customers accounted for approximately 68.3% and 63.6% of our revenue for the six months ended June 30, 2008 and 2007, respectively. The customers representing 10% or more of our revenue in the three and six months ended June 30, 2008 and 2007 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Free (service provider)	20%	*	19%	*
devolo AG (OEM)	17%	*	18%	14%
Lumax International Corporation (distributor)	12%	18%	14%	19%
Aztech Systems Ltd (OEM)	11%	15%	*	15%

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

We have experienced variations in demand from most of our customers, including our largest customers. These variations, which will likely continue, are due to a number of factors, including our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs, the rate of adoption of powerline communications in the markets we serve, changes in our product mix and customer base, our efforts to streamline our sales channel and the market acceptance of our products, particularly our new products. We have therefore been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers.

A significant portion of our sales is to customers outside the United States and Canada, which we consider North America. Sales to customers in Asia accounted for approximately 48.1% and 51.7% of our revenue in the three months ended June 30, 2008 and 2007, respectively. Sales to customers in Europe accounted for approximately 41.2% and 21.6% of our revenue in the three months ended June 30, 2008 and 2007, respectively. Sales to customers in Asia accounted for approximately 45.1% and 48.9% of our revenue in the six months ended June 30, 2008 and 2007, respectively. Sales to customers in Europe accounted for approximately 42.5% and 26.9% of our revenue in the six months ended June 30, 2008 and 2007, respectively. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented, for geographic regions representing greater than 10% of our revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(in thousands, except percentages)
North America	$1,945	10.7%	$2,694	21.8%	$4,269	12.4%	$3,535	16.0%
Asia	8,718	48.1%	6,399	51.7%	15,528	45.1%	10,786	48.9%
Europe	7,474	41.2%	2,679	21.6%	14,639	42.5%	5,945	26.9%
Other	—	—	610	4.9%	6	—	1,815	8.2%

Total	$18,137	100.0%	$12,382	100.0%	$34,442	100.0%	$22,081	100.0%

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

Cost of revenue includes primarily the cost of silicon wafers purchased from our foundry partners as well as the AFEs and line drivers we purchase from third parties. In addition, cost of revenue includes other outsourced manufacturing costs and costs associated with the assembling and testing of our ICs. Cost of revenue also includes items such as license expense, purchasing and production planning personnel and related expenses and inventory valuation write-downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Our future cost of goods sold could fluctuate based on the volume of ICs sold and the resulting product mix which consists of products with different costs per IC.

As we do not have formal, long-term pricing agreements with our outsourcing suppliers, our wafer costs and services are subject to price fluctuations based on the cyclical supply and demand for semiconductors. We also face the risks associated with how much acceptable product will result from the manufacturing process of our ICs, or yield, as identified when the product is tested. These risks exist at several stages of the manufacturing process, including the manufacture of the wafers, cutting the wafers into the die that comprise the individual ICs and assembling the die into a multi-chip or a single-chip package. If our manufacturing yields decrease at any stage of production, our cost per unit increases, which could have a significant adverse impact on our gross margins. Manufacturing yields on newly-introduced ICs may vary significantly until such time as the manufacturing process parameters are fully engineered. Manufacturing yields on mature products may also vary. We believe that the difficulty of achieving satisfactory IC yields will increase as we continue to move our IC production processes to smaller geometries, transition existing products to different wafer foundries and integrate our ICs into more multi-chip modules in an effort to offer competitive cost and performance advantages.

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions. We believe that our gross profit margins as a percentage of revenue will decrease in the third quarter of 2008 compared to the second quarter of 2008 primarily as a result of anticipated changes in product and customer mix, as well as lower average selling prices. In the fourth quarter of 2008, we anticipate that two opposing factors will affect our gross profit margins: First, we expect that our cost reduction efforts, including limited shipments of our 65 nanometer HomePlug AV-based IC, will have a positive effect on our gross profit margins. Second, we anticipate that changes in product and customer mix will adversely affect our gross profit margins.

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

We have experienced significant fluctuations in research and development expenses, in part, due to the timing of our creation and introduction of new products and the degree to which our new products represented major changes from our then-existing products. As we create new products, we often use third-party contractors to supplement our own research and development teams. We also incur costs for third-party intellectual property that we incorporate into our designs. If we are producing a major new product platform, as we did with the introduction of our first HomePlug AV-based IC, these costs are generally more significant than if we are producing a cost-down version of an existing IC, as we did with our second generation HomePlug AV-based IC. In addition, as is common in the semiconductor industry, we incur costs associated with the creation of the masks that our foundry vendors use to produce our ICs. Mask costs are more expensive for ICs that use smaller geometries for the manufacturing process. We expect to continue to transition our ICs to lower process geometries. As a result, we expect that the cost of the masks for our future products will increase. In addition, we may be required to pay for multiple masks as part of our IC design creation process, which could have a significant adverse effect on research and development expense. Historically, most of our new IC development has occurred on a sequential basis, with only one design project occurring at a time. In the future, we believe that we will need to pursue multiple IC development efforts simultaneously in order to be competitive, which will increase our research and development expenses.

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, we expect these costs as a percentage of revenue to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase slightly for the three months ending September 30, 2008 over our actual spending for these expenses for the three months ended June 30, 2008 as we complete most of the hardware, software and test program expenses related to the development of a lower cost version of our HomePlug AV-based ICs and shift resources towards future designs.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, warrant expense, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect sales and marketing expenses in the near term will be similar to 2007 in absolute dollars.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under
SFAS 123(R). We expect that general and administrative expense will increase significantly in absolute dollars as we operate as a public company, including expense related to compliance with the Sarbanes-Oxley Act of 2002. In addition, we expect to hire additional personnel and incur costs related to the anticipated growth of our business, including improvements to our information technology infrastructure and our establishment of a new headquarters office in leased facilities in Orlando, Florida.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash and cash equivalents. We incurred no interest expense in the three and six months ended June 30, 2008. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes.

Provision for Income Taxes

During the three months ended June 30, 2008, we recognized $57,000 of income tax expense related to our Canadian operations. As of June 30, 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2008. In addition, there were no changes to the unrecognized tax benefit during the six months ended June 30, 2008.

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

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(in thousands, except percentages)
Revenue	$18,137	100.0%	$12,382	100.0%	$34,442	100.0%	$22,081	100.0%

Cost of revenue	10,310	56.8%	6,486	52.4%	19,280	56.0%	11,985	54.3%

Gross profit	7,827	43.2%	5,896	47.6%	15,162	44.0%	10,096	45.7%

Cost of operations:
Research and development	3,935	21.7%	3,582	28.9%	8,379	24.3%	6,732	30.5%
Sales and marketing	2,095	11.6%	2,293	18.5%	4,274	12.4%	4,524	20.5%
General and administrative	2,202	12.1%	1,197	9.7%	4,271	12.4%	2,497	11.3%

Operating loss	(405)	(2.2)%	(1,176)	(9.5)%	(1,762)	(5.1)%	(3,657)	(16.6)%

Other income (expense)
Interest income	252	1.4%	267	2.2%	695	2.0%	578	2.6%
Interest expense	—	—	(45)	(0.4)%	—	—	(81)	(0.3)%
Other income (expense)	(32)	(0.2)%	2	—	(63)	(0.2)%	—	—

Total other income (expense)	220	1.2%	224	1.8%	632	1.8%	497	2.3%

Operating loss before income taxes	(185)	(1.0)%	(952)	(7.7)%	(1,130)	(3.3)%	(3,160)	(14.3)%

Income tax expense	57	0.3%	—	—	57	0.1%	—	—

Net loss	(242)	(1.3)%	(952)	(7.7)%	(1,187)	(3.4)%	(3,160)	(14.3)%

Preferred stock dividends/accretion of redeemable preferred stock	—	—	(1,744)	(14.1)%	—	—	(3,470)	(15.7)%

Net loss attributable to common shareholders	$(242)	(1.3)%	$(2,696)	(21.8)%	$(1,187)	(3.4)%	$(6,630)	(30.0)%

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Revenue	$18,137	$12,382	46.5%	$34,442	$22,081	56.0%

Our revenue for the three and six months ended June 30, 2008 increased in both aggregate unit volume and absolute dollars from the same periods in 2007. The increase in revenue for the three month period was primarily due to sales of our HomePlug-based ICs, which increased to $17.5 million in the three months ended June 30, 2008 from $11.6 million in the same period in 2007, or 50.9%. The sales of our command and control ICs were $0.6 million for each of the three months ended June 30, 2008 and 2007. The increase in revenue for the three months ended June 30, 2008 over the prior year period was primarily due to a 65.8% increase in unit volumes for our Home Plug-based ICs which was offset by a 9.0% decrease in average selling prices for our HomePlug-based ICs, as well as an 18.0% increase in average selling prices for our command and control ICs, which was offset by a 13.5% decrease in unit volumes for our command and control ICs.

The increase in revenue for the six month period was primarily due to sales of our HomePlug-based ICs, which increased to $33.0 million in the six months ended June 30, 2008 from $20.5 million in the same period in 2007, or 61.1%. The sales of our command and control ICs increased to $1.3 million in the six months ended June 30, 2008 from $1.2 million in the same period in 2007, or 7.0%. The increase in revenue for the six months ended June 30, 2008 over the prior year period was primarily due to a 70.4% increase in unit volumes for our Home Plug-based ICs which was offset by a 5.5% decrease in average selling prices for our HomePlug-based ICs, as well as an 18.3% increase in average selling prices for our command and control ICs, which was offset by a 9.5% decrease in unit volumes for our command and control ICs.

Sales to our top customers have varied for the three months ended June 30, 2008 and 2007. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in product and customer mix, transitions to newer products, market acceptance of our products, our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs and our efforts to improve our sales channel. Examples of these trends include:

•

Product and Customer Mix. Sales of our HomePlug-based ICs increased from $11.6 million in the three months ended June 30, 2007 to $17.5 million in the three months ended June 30, 2008, while sales of our command and control ICs remained essentially the same at $0.6 million for each of the three months ended June 30, 2008 and 2007. With the introduction of our second-generation HomePlug AV-based IC, sales to Free, a service provider, have increased to 20% of our revenue for the three months ended June 30, 2008 from no revenue in the prior year quarter. In addition, sales to devolo AG for the six months ended June 30, 2008 increased year-over-year but declined slightly as a percentage of our revenue due to the growth in our overall business. This contrasts to Aztech Systems Ltd. whose sales declined slightly in absolute dollars in the six months ended June 30, 2008 compared to the same period in 2007 due to customer mix and declined further as a percentage of our revenue due to the growth in our overall business.

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

We continue to expect variations in our top customers as a result of these and other trends.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Cost of revenue	$10,310	$6,486	59.0%	$19,280	$11,985	60.9%
Percent of revenue	56.8%	52.4%		56.0%	54.3%

The increase in cost of revenue during the three months ended June 30, 2008, compared to the corresponding period in 2007, was primarily due to the increase in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.1 million each for the three months ended June 30, 2008 and 2007. In addition, our expenses for licensing third-party technologies were approximately $0.3 million in each of the three months ended June 30, 2008 and 2007.

The increase in cost of revenue during the six months ended June 30, 2008, compared to the corresponding period in 2007, was primarily due to the increase in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.2 million each for the six months ended June 30, 2008 and 2007. In addition, our expenses for licensing third-party technologies were approximately $0.6 million and $0.5 million in the six months ended June 30, 2008 and 2007, respectively.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Gross Profit	$7,827	$5,896	32.8%	$15,162	$10,096	50.2%
Percent of revenue	43.2%	47.6%		44.0%	45.7%

Gross profit as a percentage of revenue decreased in the three and six months ended June 30, 2008 compared to 2007, primarily as a result of a greater concentration of lower margin HomePlug-based ICs as a percentage of our total product mix sold, partially offset by decreases in the average unit costs resulting from supply chain and product design efficiencies.

Gross profit margins declined in the three months ended June 30, 2008 compared to the same period in 2007 due to decreased average selling prices of our HomePlug-based ICs of 9.0%, which were slightly offset by an increase in average selling prices for our command and control ICs of 18.0%. Our average unit costs for our HomePlug-based ICs and command and control ICs decreased approximately 1.3% and 10.3%, respectively, for the three months ended June 30, 2008, compared to the same period in 2007. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in the three months ended June 30, 2008 compared to the same period in 2007.

Gross profit margins declined in the six months ended June 30, 2008 compared to the same period in 2007 due to decreased average selling prices of our HomePlug-based ICs of 5.5%, which were slightly offset by an increase in average selling prices for our command and control ICs of 9.5%. Our average unit costs for our HomePlug-based ICs and command and control ICs decreased approximately 2.3% and 10.8%, respectively, for the six months ended June 30, 2008, compared to the same period in 2007. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in the six months ended June 30, 2008 compared to the same period in 2007.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Research and Development	$3,935	$3,582	9.9%	$8,379	$6,732	24.5%
Percent of revenue	21.7%	28.9%		24.3%	30.5%

The increase in research and development expenses during the three months ended June 30, 2008, compared to the corresponding period in 2007 was due to increased engineering expenses of $0.2 million for tooling costs, software tools and other expenses related to the development of our 65 nanometer HomePlug AV-based IC, the second sourcing of our HomePlug 1.0 with Turbo IC and increased compensation, bonus and stock-based compensation expenses of $0.5 million, which was offset by a reduction in contractor costs of $0.4 million. We expect that research and development expenses will increase slightly in absolute dollars in the third quarter of 2008 compared to the three months ended June 30, 2008.

The increase in research and development expenses during the six months ended June 30, 2008, compared to the corresponding period in 2007 was due to increased engineering expenses of $1.0 million for tooling costs, software tools and other expenses related to the development of our 65 nanometer HomePlug AV-based IC, the second sourcing of our HomePlug 1.0 with Turbo IC and increased compensation, bonus and stock-based compensation expenses of $1.2 million, which was offset by a reduction in contractor costs of $0.7 million.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Sales and Marketing	$2,095	$2,293	(8.6)%	$4,274	$4,524	(5.5)%
Percent of revenue	11.6%	18.5%		12.4%	20.5%

The decrease in sales and marketing expenses during the three months ended June 30, 2008, compared to the corresponding period in 2007 was due to decreased warrant and tradeshow expenses of $0.4 million, which were partially offset by increased compensation related expenses of $0.2 million. We expect that sales and marketing expenses will increase slightly in absolute dollars in the third quarter of 2008 compared to the three months ended June 30, 2008.

The decrease in sales and marketing expenses during the six months ended June 30, 2008, compared to the corresponding period in 2007 was due to reductions in performance-based warrant and marketing related expenses of $0.3 million and $0.2 million, respectively, partially offset by increased compensation, bonus and stock-based compensation expenses of $0.3 million.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
General and Administrative	$2,202	$1,197	84.0%	$4,271	$2,497	71.0%
Percent of revenue	12.1%	9.7%		12.4%	11.3%

The increase in general and administrative expenses during the three months ended June 30, 2008, compared to the corresponding period in 2007 was due to an increase of $0.5 million in compensation, bonus, travel, consulting, stock-based compensation and occupancy expenses. In addition, legal fees, accounting fees, directors’ fees and expenses, and investor relations expenses increased by $0.4 million as a result of fees and expenses incurred since becoming a publicly traded company in December 2007. We expect that general and administrative expenses will increase in absolute dollars in the third quarter of 2008 compared to the three months ended June 30, 2008.

The increase in general and administrative expenses during the six months ended June 30, 2008, compared to the corresponding period in 2007 was due to an increase of $1.0 million in legal fees, accounting fees, directors’ fees and expenses, and investor relations expenses as a result of fees and expenses incurred since becoming a publicly traded company in December 2007. In addition, compensation, bonus, consulting, stock-based compensation and occupancy expenses increased by $0.7 million compared to the corresponding prior year period.

Total Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Total Other Income (Expense)	$220	$224	(1.8)%	$632	$497	27.2%
Percent of revenue	1.2%	1.8%		1.8%	2.3%

Other income (expense) during the three months ended June 30, 2008 was consistent with the corresponding period in 2007. The increase in cash and cash equivalents during the three months ended June 30, 2008 compared to the corresponding period in 2007 was offset by decreases in interest rates on our invested cash.

The increase in other income (expense) during the six months ended June 30, 2008, compared to the corresponding period in 2007 was due to an increase of $0.1 million of interest income, earned primarily on the proceeds from the initial public offering in December 2007, as well as the net proceeds from the exercise of the over-allotment option in January 2008.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Income tax expense	$57	$—	100.0%	$57	$—	100.0%
Percent of revenue	0.3%	0.0%		0.1%	0.0%

Income tax expense in the three months ended June 30, 2008 represents taxes attributable to our Canadian operations.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2008	2007
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$2,549	$(2,455)
Net cash used in investing activities	$(1,214)	$(1,061)
Net cash provided by (used in) financing activities	$5,550	$(1,571)
Net increase (decrease) in cash and equivalents	$6,885	$(5,087)

During the six months ended June 30, 2008, we raised $5.5 million in net proceeds, after deducting underwriting discounts, commissions and other offering costs, from the exercise of an over-allotment option held by our underwriters to purchase an additional 1,010,000 shares of our common stock subsequent to our initial public offering in December 2007.

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

As of June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $59.0 million, primarily as a result of the net proceeds of $44.6 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007.

Operating Activities. Our cash flows used in operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers.

Our operating activities provided approximately $2.5 million of net cash during the six months ended June 30, 2008. Cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from an increase in accounts payable and accrued expenses of $1.4 million related to the timing of payments to vendors, non-cash stock-based compensation of $0.8 million, non-cash depreciation and amortization expenses of $0.6 million, a $0.5 million decrease in accounts receivable due to timing of customer payments, and a $0.3 million decrease in inventory. This increase in cash was partially used to fund our $1.2 million net operating loss during the six months ended June 30, 2008.

We used approximately $2.5 million of net cash in operating activities during the six months ended June 30, 2007. The significant uses of cash in operations were a net loss of $3.2 million, an increase of $1.2 million in inventory to support increased demand for our products, an increase of $1.1 million in accounts receivable due to increased revenue and timing of customer payments and an increase of $0.6 million in prepaid expenses. These uses were partially offset by an increase in accounts payable and accrued expenses of $2.1 million related to increases in inventory and timing of payments to vendors, non-cash depreciation and amortization expenses of $0.8 million and non-cash stock-based compensation and performance-based warrant expenses of $0.6 million.

Investing Activities. Our primary investing activities have consisted of purchases of computer and laboratory equipment and software tools used in the design of our ICs to support our operations and research and development. As we continue to expand, we expect purchases of computer and laboratory equipment and development tools to grow in absolute dollars.

We used approximately $1.2 million and $1.1 million of net cash in investing activities in the six months ended June 30, 2008 and 2007, respectively, primarily to purchase property and equipment as well as for the purchase or development of intangible assets.

Financing Activities. During the six months ended June 30, 2008, we raised $5.5 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriters’ over-allotment option subsequent to our initial public offering.

During the six months ended June 30, 2007, we used $1.0 million for offering costs for our initial public offering and $0.5 million for capital lease payments.

We do not have any special purpose entities, and, other than operating leases for office space as described below, we had no off-balance sheet financing arrangements as of June 30, 2008.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of June 30, 2008 that is fixed and determinable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$5,236	$2,072	$2,027	$1,137	$—
Purchase obligations	6,660	6,660	—	—	—

Total	$11,896	$8,732	$2,027	$1,137	$—

Our principal lease commitments consist of obligations under leases for office space and computer equipment.

During March 2008, we signed an agreement to lease approximately 12,570 square feet of office space for new corporate headquarters in Orlando, Florida. The initial annual base rent is approximately $289,000, subject to a 5% increase each year. The lease term is 5 years.

On June 17, 2008, we entered into an agreement to extend the termination date of our Ocala, Florida lease from June 30, 2008 to December 31, 2008. All other terms and conditions of the lease remain the same. On June 20, 2008, we entered into a lease agreement for the principal offices of our wholly-owned Canadian subsidiary in Toronto, Canada, which will begin upon the expiration of the current sublease, December 30, 2010, and will expire on December 31, 2012.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of June 30, 2008, our cash reserves were maintained primarily in money market investment accounts totaling $59.0 million. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. We have operating expenses in foreign currencies, predominantly Canadian Dollars but also Pounds Sterling and Euros that are converted to U.S. Dollars for financial reporting. These currencies have strengthened significantly against the U.S. Dollar in the past year. As a result, our operating expenses were approximately $0.1 million and $0.3 million higher during the three and six months ended June 30, 2008, respectively, relative to the same periods in 2007. These currencies may continue to strengthen in the future, which would negatively impact our financial results.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Prior to filing this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, and they concluded that the disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls.

An evaluation was also performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting during the period ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that could potentially adversely affect our business are set forth below. These risk factors include any material changes to and supersede the description of our risk factors associated with our business previously set forth in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we may incur additional future losses.

We have sustained losses and have not achieved profitability on a GAAP basis for any fiscal quarter or year. We incurred net losses during the three months ended June 30, 2008 of $0.2 million, and our accumulated deficit as of June 30, 2008 was $137.8 million. We may incur operating losses in the future due to expenses from the continued development and expansion of our business, including expenditures related to product development and hiring personnel for sales, marketing and research and development. We have incurred and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If we fail to increase revenue or manage our expenses, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

We have grown rapidly and if we fail to manage our growth effectively, our business will suffer.

Although we commenced operations in 1989, we recently have experienced a period of significant growth and expansion. Our revenue grew to $18.1 million for the three months ended June 30, 2008 from $12.4 million for the same period in 2007. In addition, our operating expenses increased to $8.2 million for the three months ended June 30, 2008 from $7.1 million for the same period in 2007. Our growth has placed, and any future growth will continue to place, a significant strain on our management, personnel, systems and financial resources. We anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly in anticipation of increased demand for our products and this demand does not materialize at the rate we expect, our inventory levels could be negatively impacted and the rate of our increased operating expenses could exceed our revenue growth and increase our operating losses. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures, and our business could be harmed.

Our operating results may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.

Historically, our operating results have fluctuated and are likely to fluctuate from quarter-to-quarter in the future. These fluctuations are due to a number of factors, including:

•	the level of and fluctuations in demand for our ICs by our customers and our associated revenue;

•	the product mix and related gross margins of our sales;

•	the timing and amount of our research and development expenditures;

•	delays or other problems in the introduction of our new products;

•	the availability and pricing of the third-party products and services, including commodities we use to manufacture, test and assemble our ICs; and

•	the highly cyclical nature of the semiconductor industry.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, which could adversely affect revenue forecasts and gross margins. Moreover, many of our customers have difficulty accurately forecasting their own product requirements and customer demand, as well as difficulty accurately estimating the timing of their new product and service rollouts and those of their customers (which ultimately affects their demand for our ICs). Historically, because of this limited visibility, our actual results have been different from our forecasts of customer demand, and some of these differences have been sudden and material, leading to excess inventory or product shortages and revenue and gross margin results below those forecast by us. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation and competition in our industry could cause us to lose business and render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our revenue and profit margins, increase our product obsolescence and restrict our ability to fund our operations.

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

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Afa Technologies, Inc., Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We expect to have powerline competition from Gigle Semiconductor and CopperGate Communications, Ltd., which we believe will introduce HomePlug AV-based ICs, and increased powerline competition in the future from Spidcom Technologies S.A., which we believe will introduce a HomePlug AV-based IC, and Xeline Co., Ltd. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., CopperGate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Pulse-Link, Inc., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Esco Corporation and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire our competitors who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

Many of our competitors and potential competitors have longer operating histories, greater resources, greater name recognition, more extensive product offerings, a larger customer base, longer relationships with customers and distributors and lower wafer and supply chain costs than we do. As a result, they may be able to respond more quickly to customer requirements, devote greater resources to the development, promotion and sales of their products and influence industry standards and market acceptance of their products better than we can. Our competitors may also own or have better access to complementary technologies that can be integrated into system-on-a-chip devices that offer lower cost implementation of powerline communications. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost.

If our customers do not design our products into their product offerings or if our customers’ product offerings are delayed or are not commercially successful, our revenue and operating results will be adversely affected.

Our powerline communications products are not sold directly to end-users but are used as components in the products developed and sold by others. We sell our products directly or indirectly through resellers to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products, and to original design manufacturers (ODMs), which include our ICs in the products they supply to OEMs and service providers. Our products are generally incorporated into our customers’ products in the early stages of their development after an evaluation of our and our competitors’ products. As a result, we rely on OEMs and service providers to specify our products into the products they sell, which we refer to as a design win. Without these design wins, we would not be able to sell our products and our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an OEM or service provider will specify our product into its products. Once an OEM or service provider specifies a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. This is especially true for applications where the IC is embedded into a personal computer or consumer electronics product. Furthermore, even if an OEM designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that OEM or that a successor design will include one of our products. The timing and amount of our revenue depends on the ability of the OEMs who use our ICs to develop, market, produce and ship products incorporating our technology, a process over which we have no control. If we are unable to accurately forecast the demand from these OEMs, our product mix, margins and inventory levels could be adversely affected. In addition, any decline in the sales of OEM products that use our ICs would decrease our revenue. If our customers experience delays in completing one of their products, if they are unsuccessful in commercializing a product or if they experience reductions or delays in orders from their customers, they would likely postpone or terminate their purchase of our ICs for that product, which would cause our sales to decrease. Moreover, because our IC is only one component included in the products sold by our customers, our customers must obtain the other components needed to complete their products from third parties. Some of these other components may have long lead times or be changed or discontinued, which could delay shipment or require redesign of the affected customer product, any of which would delay or reduce our revenue.

If we fail to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology, standards and customer demand in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer increased performance and a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, require substantial research and development expense. Our research and development expenses were approximately $3.9 million and $8.4 million in the three and six months ended June 30, 2008, respectively. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. We may experience unexpected delays in developing and introducing new products and product enhancements. These delays not only may adversely impact the timing of the introduction of new products and product enhancements, but they may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, our HomePlug AV-based ICs or any of our future products may not achieve market acceptance. We began shipping the first and second generations of our newest products, our HomePlug AV-based ICs, in the second quarter of 2006 and the second quarter of 2007, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

The average selling price of our products will decrease over their product life cycle. If the selling price reductions are greater than we expect, or if we are unable to effectively offset average selling price erosion, our results of operations may be adversely affected.

Historically, and consistent with trends in the IC industry generally, the average selling price of our products has decreased over their product life cycle. We believe that we will be required to continue to reduce the average unit prices of our powerline communications products due to a number of factors, including competitive pricing pressures and product bundling, new product introductions and the future introduction of system-on-a-chip devices that include powerline communications and other technologies. Moreover, if the cost of our ICs increases the retail cost of our customer’s product to an unacceptable level, the customer will not add a powerline communications solution to the product, regardless of whether our ICs are priced competitively. In products where powerline communications is the second or third communications technology (for example, after Ethernet and wireless capabilities), we face particularly strong pricing pressure with respect to our products. A reduction in the average selling price to one of our customers could force us to lower our average selling price to other customers, both as a result of competitive factors and as a result of most favored nation pricing commitments to certain customers. If we are unable to offset any reductions in our average selling prices with increased sales volumes or reduced production costs or if we are unable to manage our inventory to reduce the impact of such price declines, our results of operations would be harmed.

Changes to the mix of products we sell may have a significant impact on our financial results.

As we sell several ICs with differing functionality, prices and costs, the mix and types of our ICs sold to customers affect the average selling price of our products and can substantially impact our revenue and gross margins. Our gross margins may vary from quarter-to-quarter for a number of reasons, including market conditions, customer demand, changes in our customer base, product mix and our sales volume, average selling price, and cost for each product sold. To the extent that our sales mix results in a decline in our gross margins, our ability to recover our fixed costs and investments associated with a particular product and our business, results of operations and financial condition could be materially adversely affected.

Changes to current or future laws and regulations, or the imposition of new laws and regulations, by federal, state, local and foreign governments and government agencies in the markets where the products using our ICs are sold could restrict or eliminate our ability to sell our products or otherwise harm our business.

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations, including, for example, regulations regarding transmission power, permissible frequencies of operation, electromagnetic interference (EMI) and electrical wiring. These regulations and the interpretation and enforcement of the regulations may vary from country-to-country and are subject to change. For example, in the United States, rules governing power limits and measuring techniques for broadband over powerline devices have been adopted by the Federal Communications Commission (FCC). “Access” broadband over powerline rules govern systems installed and operated by an electric utility on the supply side of the customer’s premises. “In-house” broadband over powerline rules govern that portion of a broadband over powerline system that operates on customer premise lines not owned by the utility. The access broadband over powerline rules were recently appealed to the U.S. Court of Appeals for the District of Columbia, and in April 2008, the Court remanded the rules to the FCC. The Court ordered the FCC, in part, to provide justification for its choice of extrapolation factor for access broadband over powerline, or in the alternative, to adopt another factor, which could require broadband over powerline devices to reduce output power levels. If, in response to this ruling or otherwise, the FCC were to amend the rules applicable to products using our ICs for smart grid and access broadband over powerline applications, our business could be harmed and, if the application of the ruling and any resulting rule changes were to be extended to products using our ICs for in-home powerline communications, we could experience a material adverse effect on our business, results of operations and financial condition.

In most countries outside of the United States, regulations governing powerline communications devices are generally based upon standards adopted by the International Electrotechnical Commission, International Special Committee on Radio Interference (IEC/ CISPR). Based on information provided in part by our customers, we believe that the majority of the ICs we sell are ultimately used in devices that are sold in countries that base their regulations on standards adopted by IEC/CISPR. The IEC/CISPR rules and test procedures on powerline communications are currently in a state of flux. A CISPR project to address the subject of powerline communications standards for both access and in-house broadband over powerline is expected to take several years to complete, and there is no guarantee that favorable IEC/CISPR standards will eventually be adopted. In the interim, another IEC/CISPR group has issued a change in the testing methodology for powerline communications devices that would require a reduction in power that would make the products unable to meet customer needs. Efforts are underway to change or clarify this action. If this interpretation is not changed or clarified in a manner that would permit the continued sale of products using our ICs in countries that base their regulations on IEC/CISPR standards, we would experience a material adverse effect on our business, results of operations and financial condition. Powerline communications regulations are based upon specific country requirements in the absence of adoption of IEC/CISPR or other international standards. In some countries, including Japan, the regulations limit use of powerline communications to in-home devices, thereby prohibiting use of broadband over the power grid, and require in-home transmission power levels that are below those permitted in the United States. Other countries may require that certain frequency bands, such as those used for search and rescue, be filtered out of the spectrum being used for powerline communications, which reduces throughput.

A change, including a rapid change, in the existing regulations, the adoption of new regulations or a change in the interpretation or testing methods used to demonstrate compliance with the regulations could prevent products using our ICs from being used in the applicable country, could reduce the performance of such products below customer requirements, or could require us to redesign our ICs or require our customers to redesign their products to comply with the new regulatory requirements. Such actions could also require the use of products already sold into the marketplace to be terminated. Although some of our HomePlug-based ICs have limited capabilities to filter additional frequencies to meet specific country requirements, our other ICs do not have this flexibility and even those that do may not be able to meet future regulatory requirements or may perform below customer requirements if substantial portions of the available spectrum are required to be filtered. Any regulatory reduction in the available frequencies or the available transmit power of our ICs will reduce the performance of our ICs and, depending on the amount of the reduction and the intended use of the IC, could cause the IC to fail to meet customer requirements. If we were required to redesign an IC to meet new regulatory filtering, power or other requirements, we would be required to incur substantial time and expense and there is no assurance that we would be able to make changes to our IC or introduce a new IC that would result in a product that would meet regulatory or customer requirements by the time necessary for compliance, if at all.

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

Although some service providers are using our powerline ICs for communications over coaxial cable and telephone wiring, we intend to continue to evaluate whether we can successfully extend the use of our powerline communications technology and ICs to these other media. We do not currently derive a significant portion of our revenue from these applications. In addition, because of interest from customers and standards organizations in single solutions that can enable communications over multiple wired media, including powerline, coaxial cable and telephone wiring, sometimes referred to as anywire technology, we expect that our future product roadmap will need to include ICs with enhanced anywire capabilities. We have far less experience with these other media than we have with powerline communications. As a result, we may be unable to gain, or may need to incur significant costs in order to obtain, the necessary experience and expertise required to apply our powerline communications technology to these other media or to develop and obtain other wireline communications technology and intellectual property. In pursuing this business, we will be competing with companies that have substantially greater experience with, and technologies specifically designed to optimize communications over, these other media. In addition, some applications of our products on these other media may interfere with other technologies that use the same wires, such as Data Over Cable Service Interface Specification (DOCSIS) or Very High Speed Digital Subscriber Line (VDSL) protocols, potentially making commercialization of these applications impractical.

HomePlug powerline communications solutions for our digital home, utility and commercial markets may not gain widespread acceptance, which could materially adversely affect our business.

During the three months ended June 30, 2008, approximately 96% of our revenue was derived from the sale of HomePlug-based ICs primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless local area networks, or Wi-Fi LAN, technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various industry alliances, and some offer features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we endeavor to develop formal and informal relationships with technology leaders in the personal computer, consumer electronics and service provider markets. If we are unable to establish and maintain these relationships and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology does not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

Our business is highly dependent on the expansion of new and rapidly evolving segments of the consumer electronics and service provider markets and our ability to have our ICs embedded into products in these markets. Our business could be harmed if this expansion does not continue or if our products fail to gain market acceptance in embedded applications.

We derive a substantial portion of our revenue from the sale of our ICs for use in adapters that enable communication across existing powerlines in the home. We are working to increase the portion of our revenue that is derived from selling ICs that are embedded into consumer electronics and service provider products, such as broadband gateways, internet protocol (IP) and other video set-top boxes, digital media adapters (DMAs), and televisions, among others. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these new and rapidly evolving markets and on our ability to have our ICs embedded into products in these markets. Many factors could slow or prevent the expansion of these markets, including general economic conditions, other competing technologies and products and insufficient interest in new technology innovations. In addition, even if these markets expand, manufacturers of products in these markets may not choose to embed our ICs in their own products, but rather may adopt communications solutions from our competitors, develop their own, or delay embedding pending the release of new communications products or standards. Moreover, market acceptance of the products of manufacturers that do embed our ICs may not occur at all or as quickly as expected. In any such case, our business could be materially and adversely affected.

As we rely on a limited number of third parties to manufacture, assemble and test our IC products and to supply required parts and materials, we are exposed to significant supplier risks.

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. In recent years, we have used a single wafer foundry to manufacture our HomePlug-based wafers. During the second half of 2008, we expect to begin using a second wafer foundry to manufacture the wafers for two of our HomePlug-based ICs. We also use this second wafer foundry to manufacture our command and control wafers. We use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry partners currently procure from domestic and foreign sources. In some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors fails to provide us in a timely manner with the products and services we request, fails to meet the standards we require or terminates its relationship with us, we may be unable to obtain replacement services to fill customer orders in a timely manner, if at all, and our relationships with our customers and our sales could suffer.

As we do not have long-term supply contracts with our third-party vendors, they are not obligated to provide the products and services we request for any specified period, in any specific quantities or at any specific price, except as provided in each purchase order we submit. As a result, our third-party vendors have the right to increase the prices we pay for our ICs or to allocate their resources to other customers’ projects and reduce efforts for our products on short notice, exposing us to risks of late deliveries, poor quality and inadequate supply. If our third-party vendors enter into long-term agreements with other customers, these vendors may decrease their services to us on a more permanent scale. Our supplier risk is also significant due to the general cyclicality of the semiconductor industry, recent decisions by some large technology companies to outsource more of their IC production to third party foundries and the substantial time and capital investment required to construct new foundry facilities to meet increased demand. As demand for ICs increases, our suppliers could allocate resources to larger customers and we could face shortages, longer delivery cycles and higher prices from our suppliers. In order to secure specified pricing or sufficient supply to meet our customers’ demands, we may enter into various arrangements with vendors that could be costly and harm our operating results, including, for example, entering into agreements that commit us to purchase minimum quantities of components over extended periods. In any case, if we are unable to secure sufficient supply, it may be difficult for us to develop relationships with other third-party vendors who are able to satisfy our production and supply requirements, and it can take several months to qualify a new services provider. Changes in providers may also require the affected ICs to go through re-qualification testing and customer approvals, adding further delay and costs and the potential for our customers to cancel orders or fail to place new orders. In addition, because many of the design libraries used in the design of an IC may be specific to a particular wafer foundry or foundry process, the change from one foundry or foundry vendor to another may require us to redesign all or part of the affected IC, which could take approximately 6 to 15 months, and to incur the costs of new IC masks, which can be substantial, particularly for lower process geometries. Furthermore, if we are unable to obtain the parts and materials necessary for our operations in a timely manner and on favorable terms, or, if we are unable to pass on to our customers any increased costs charged by our suppliers, our business and financial results may be adversely affected.

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

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. Nearly 70 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. Other groups that have more international recognition as independent standards development organizations, such as the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunication Union (ITU), as well as existing and newly created industry alliances, such as the HomeGrid Forum, are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products.

Standards organizations sometimes take years to reach agreement on new final specifications and may be unable to do so, even when a baseline technology for a proposed specification is selected early in the adoption process. If one or more of these organizations were to release a final specification, or select a baseline technology for a proposed future specification, based upon a competing powerline or anywire communications technology or on another technology incompatible with the technology used in our existing or future products, this action could have a material adverse effect on our business. For example, in September 2007, HomePlug and Panasonic merged their respective technical proposals to the IEEE P1901 standards work group on powerline communications and submitted joint proposals covering in-home and access applications that would allow future products based on the joint proposals to be interoperable with existing HomePlug AV and Panasonic powerline communications products. The joint proposals provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer. Under this approach, future ICs based on the joint proposals would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. In October 2007, the P1901 work group voted to support the HomePlug/Panasonic joint proposals for in-home and access applications over competing proposals. This action was only one step in the process of developing possible IEEE standards on powerline communications and, to date, the votes required for confirmation of the joint proposals have not been obtained. Although we support and have participated in creating the joint proposals, we are unable to predict whether either the in-home or the access joint proposal or another proposal will be adopted by the IEEE or, if any proposals are adopted, the degree to which the final specification for the respective proposal, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association (UPA), the HD-PLC Alliance and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. The adoption or expected adoption of new or different powerline or anywire communications standards by the HomePlug Powerline Alliance, the HomeGrid Forum, or other powerline or anywire alliances or more established global standards development organizations such as the IEEE or the ITU could make our products incompatible with the new standard or otherwise uncompetitive or obsolete and cause us to incur substantial development costs to adapt to new or alternative industry standards, particularly if the new or alternative standards were to receive, or be perceived as likely to receive, greater penetration in the marketplace than the HomePlug-based specifications used by us for our ICs. Moreover, the adoption or expected adoption of such standards could have a chilling effect on the sale of existing products even before products based on the new standard become available. The time and expense required for us to develop new products or change our existing products to comply with new industry standards would be substantial, and there is no assurance that we would be successful in doing so. If we were not successful in complying with the industry standards required by our customers, we could lose market share, causing our business to suffer.

The adoption of new powerline or anywire standards by standards development organizations such as the IEEE or the ITU may increase competition in the market for powerline and other wireline communications ICs by reducing or eliminating the uncertain market acceptance of various competing standards established by industry alliance groups such as HomePlug, the UPA and the HD-PLC Alliance, potentially attracting larger semiconductor companies to join the market.

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

We have derived a significant portion of our revenue from a small number of OEM and reseller customers, and we expect such customer concentration to continue for the foreseeable future. In the three months ended June 30, 2008, Free, a service provider; devolo AG, an OEM; Lumax International Corporation, a distributor; and Aztech Systems Ltd., an OEM, accounted for approximately 20%, 17%, 12% and 11% of total revenue, respectively. In addition, we sell to numerous ODMs, none of which individually accounted for more than 10% of our revenue in the three months ended June 30, 2008. In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customer. However, we believe that several of our ODM customers produce products using our ICs for a single end-use customer. For the three months ended June 30, 2008, we estimate that this single customer’s purchases through its various ODMs would have accounted for approximately 13% of our revenue in the aggregate. Our customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. As a result, the loss of any large customer, a significant reduction in sales we make to them, any delay or cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to the following:

•	our customers typically purchase from us based on a purchase order rather than an agreement that requires them to purchase minimum quantities of our products;

•	our customers can stop incorporating our products into their own products with limited notice to us and with little or no penalty;

•	our customers and our customers’ customers may be unable to forecast the demand for their products;

•	our customers and our customers’ customers may experience delays in rolling out new products and services that use our ICs;

•	our customers may use our competitors’ products instead of ours;

•	our customers may be unsuccessful in selling the products that use our ICs;

•	we may be unsuccessful in providing the ICs or customer enablement support that our customers require to meet their volume targets; or

•	we may be unable to develop new products or product enhancements that are desirable to our customers at competitive prices and on the schedule they require.

The sales cycle for our products is long and requires expenditures and the development of new products in advance of sales that may or may not be realized when anticipated, if at all.

Our customers generally take a considerable amount of time to evaluate our HomePlug-based ICs before purchasing. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose or delay anticipated sales. Additionally, while our sales cycles can be long, our average product life cycles tend to be short because we operate in a rapidly changing technology environment. As a result, the resources devoted to product sales and marketing may not generate material revenue for us when expected, if any at all, and from time-to-time we may need to write-off excess and obsolete inventory. In addition, we typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will recover such costs. A substantial amount of time may pass between the selection of our technology for use in a customer’s product and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, if we do not generate revenue after we have incurred substantial expenses to develop any of our products, our business will suffer.

We derive a portion of our revenue from sales of our ICs to customers in the commercial and utility markets, and our business could be materially adversely affected if we are unable to maintain or grow our sales in these markets.

While we only derived a limited portion of our revenue from sales of our ICs to customers in the commercial market and derived no revenue from sales of our ICs to customers in the utility market in the three months ended June 30, 2008, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other multiple dwelling units (MDUs). Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

Our ability to maintain and increase revenue in the commercial and utility markets depends upon both the growth of these markets and our competitive position within such markets. We have fewer strategic and customer relationships in these markets and, in some cases, different competitors than we have in the digital home market. The growth of the commercial market will depend, in part, on the expansion of Internet, video-on-demand and other broadband services to MDUs. In the utility market, the growth of smart grid management and broadband over powerline applications will depend upon a number of factors, including a favorable utility regulatory environment that allows the cost of smart grid systems to be funded by the utility’s rate base and the development of new third-party products and services, as well as business models, necessary to commercialize these applications. In recent periods, customer interest in broadband over powerline applications has declined due to concerns about the financial and operational success of such systems. In addition, the sales cycle for commercial and utility customers is typically long. If demand for these applications does not grow or we are unable to increase our revenue within these markets, our business could be materially and adversely affected. We may also need to make changes to our existing products or develop new products for our commercial and utility business to be successful. For example, at present we do not offer less expensive narrow band or command and control ICs that may be required for some applications. Furthermore, the HomePlug Powerline Alliance is working on a proposed broadband over powerline specification that uses HomePlug AV as the baseline technology with a number of enhancements to better meet smart grid and broadband over powerline requirements. The IEEE is also working on an access powerline standard as part of its P1901 initiative. We have not determined whether we will create any products based on these specifications, and there is no assurance that, if we were to attempt to do so, any such products would be successful. If we are unsuccessful in tailoring our existing products or creating new products to meet the needs of our customers in the commercial and utility markets, we will be unable to grow or maintain our sales in these markets.

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

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 31 issued U.S. patents and 40 pending U.S. patents, with foreign counterparts in some jurisdictions. Our pending patent applications may not result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

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

The process of producing ICs, referred to as the wafer fabrication process, is extremely complicated, where even small changes in design, materials or specifications can result in material decreases in the percentage of acceptable product resulting from the manufacturing process, referred to as the manufacturing yield, and even the suspension of production. On occasion, we and our third-party vendors have experienced in the past, and may experience in the future, manufacturing defects and resultant reductions in manufacturing yields due to errors in the foundries’ manufacturing processes or the implementation of our designs, particularly when manufacturing new products and in connection with the installation and introduction of new technologies. Detection of defects is difficult, and identifying problems may not be possible early in the fabrication process. Failure to detect defects may negatively impact the quality or reliability of our products, and low manufacturing yields may inhibit our ability to fulfill customer orders on a timely basis and may increase our cost of goods sold and negatively impact our operating results.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins and sales.

We periodically evaluate the anticipated benefits, risks and expenses of migrating one or more of our IC designs and manufacturing to smaller geometry process technologies in an effort to reduce our product costs. Any such transition would require us to redesign the applicable product and require us and our foundry partners to use new or modified manufacturing processes for the product. We also evaluate whether we can use smaller geometry processes in our new ICs. Historically, the smallest geometry process we have used for any of our ICs is 90 nanometer, but we recently developed a HomePlug AV-based IC which is based on a 65 nanometer process. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. The foundries that we use may not have the tools, design libraries or manufacturing facilities required to use the smaller geometries we want to use, may be unable to produce the smaller geometry ICs with the yields we need to be successful or may be unwilling to make the smaller geometries available to us on a timely or cost-effective basis. The yield risks associated with smaller geometry ICs are generally much higher than those with higher geometry processes. As we try to move to smaller geometry processes, we may be unable to maintain our existing foundry relationships, which could adversely affect the availability and cost of the existing products we buy from them, or develop new ones. If any of our foundry subcontractors cannot meet our requirements or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and result in the loss of design wins and sales, which would materially adversely affect our results of operations.

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

Competition for qualified personnel in the semiconductor industry is intense. We maintain our headquarters in Orlando, Florida and a portion of our research and development team and other significant operations in Ocala, Florida. As Central Florida often has few, if any, candidates for the positions we are seeking to fill and many of the potential candidates we recruit may choose not to relocate to Central Florida, we must expend additional time and expense to recruit new employees for our Central Florida locations from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire subcontractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or subcontractors and face challenges in managing those operations from the United States. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

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

We have incurred, and will continue to incur increased costs as we comply with the laws and regulations affecting public companies, and management will be required to devote substantial time to compliance efforts.

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

We must include a report on our internal control over financial reporting in our 2008 Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). That report must include management’s assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting. We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board (PCAOB). Over the course of our ongoing evaluation of our internal controls, we have in the past identified, and may in the future identify, areas requiring improvement and may have to design enhanced processes and controls to address issues identified through this review.

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

Economic conditions may adversely affect our revenue and gross margins.

Adverse conditions in the global economy may result in decreased purchases of products containing our ICs by our customers, including our retail, service provider, commercial and utility customers, which could adversely affect our revenue. In addition, we may experience adverse conditions in our operating expenses and product costs due to price increases by our suppliers, inflationary trends in the economy, changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar and increases in salaries and benefits and general and administrative expenses, as well as other factors. These conditions may harm our gross margins and profitability if we are unable to offset these costs by, among other things, controlling our expenses or increasing our pricing.

We face business, political, operational, financial and economic risks in our markets outside of the United States.

We conduct a substantial amount of our business with customers and third-party vendors located outside the United States. We have three wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Taiwan Ltd. and Intellon Korea Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Asia and Europe accounted for approximately 48.1% and 41.2% of revenue in the three months ended June 30, 2008, respectively. Our sales to customers in Asia and Europe accounted for approximately 45.1% and 42.5% of revenue in the six months ended June 30, 2008, respectively. Most of our sales in Asia are in Taiwan but also include sales to customers in China, Japan, the Republic of Korea and

Singapore, among others. Nearly all of our sales in Europe are currently to customers in France and Germany. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

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

The trading price of our common stock is volatile and is influenced by various factors, some of which are beyond our control. We cannot predict the prices at which or the volumes in which our common stock will trade. In addition, public stock markets have historically experienced extreme price and trading volume volatility, particularly with respect to technology sectors of the market. Historically, periods of volatility in a company’s stock prices are sometimes followed by securities class action litigation. Such litigation, if brought against us, could result in substantial legal costs and diversion of management’s attention from the conduct of our business.

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

We received net proceeds of approximately $47.5 million after deducting underwriting discounts of $3,574,200 (or $0.42 per share) but before expenses. We intend to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and other corporate expenses. Pending such usage, we have invested the net proceeds primarily in money market investment accounts, U.S.A. Government Treasury Securities and U.S.A. Government Security Enterprise Securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on June 10, 2008 at the Hyatt Regency Orlando Airport Hotel, 9300 Airport Blvd., Orlando, Florida. At the meeting, our stockholders voted upon the following matters: (1) the election of two Class I directors, Charles E. Harris and James E. Vander Mey, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal; and (2) ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the calendar year ending December 31, 2008. The results of each proposal are as follows:

In Proposal No. 1, our stockholders elected two Class I directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2011. The nominees received the following votes:

	For	Withheld
Charles E. Harris	14,522,366	2,745,964
James E. Vander Mey	14,522,366	2,745,964

In Proposal No. 2, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the calendar year ending December 31, 2008. This proposal received the following votes:

Votes
For	17,266,395
Against	1,235
Abstain	700

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws, as amended

4.1*	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006

10.1**	Business Lease Amendment between Intellon Corporation and E&E Investments, dated June 17, 2008

10.2***	Office Lease between Lead Sky Enterprises Limited, as Landlord, Intellon Canada Inc., as Tenant, and Intellon Corporation, as Indemnitor, dated June 20, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-144520).
**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated June 17, 2008.
***	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated June 20, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008

Intellon Corporation (Registrant)

By:	/S/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer