Form 10-Q
period 2008-09-30
INTELLON CORP
filed 2008-11-13
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of November 10, 2008, there were 31,341,464 shares of the registrant’s $0.0001 par value common stock outstanding.

INTELLON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTELLON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,791	$52,074
Short-term investments	37,633	—
Accounts receivable	11,910	8,658
Inventories, net	9,444	7,749
Prepaid expenses	890	957
Other current assets	363	499

Total current assets	79,031	69,937
Property and equipment, net	1,962	1,728
Intangible assets, net	2,273	1,756
Other assets	100	—

Total assets	$83,366	$73,421

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,095	$6,994
Accrued expenses	2,157	2,420

Total current liabilities	13,252	9,414

Shareholders’ equity:
Common stock	3	3
Additional paid in capital	207,419	200,606
Accumulated deficit	(137,308)	(136,602)

Total shareholders’ equity	70,114	64,007

Total liabilities and shareholders’ equity	$83,366	$73,421

*	Information derived from the audited Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenue	$20,112	$14,526	$54,554	$36,607
Cost of revenue	11,917	8,303	31,197	20,288

Gross profit	8,195	6,223	23,357	16,319
Cost of operations:
Research and development	4,038	4,664	12,417	11,396
Sales and marketing	1,979	1,953	6,253	6,477
General and administrative	2,010	1,237	6,281	3,734

Operating income (loss)	168	(1,631)	(1,594)	(5,288)

Other income (expense):
Interest income	283	209	978	787
Interest expense	—	(26)	—	(107)
Other expense	(31)	(6)	(94)	(6)

Total other income	252	177	884	674

Operating income (loss) before income taxes	420	(1,454)	(710)	(4,614)
Income tax benefit	61	231	4	231

Net income (loss)	481	(1,223)	(706)	(4,383)
Preferred stock dividends/accretion of redeemable preferred stock	—	(1,763)	—	(5,233)

Net income (loss) attributable to common shareholders	$481	$(2,986)	$(706)	$(9,616)

Net income (loss) attributable to common shareholders per common share:
Basic	$0.02	$(1.29)	$(0.02)	$(4.43)

Diluted	$0.02	$(1.29)	$(0.02)	$(4.43)

Weighted-average number of shares used in per share calculations:
Basic	30,939	2,315	30,821	2,183

Diluted	31,175	2,315	30,821	2,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(706)	$(4,383)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	774	1,130
Amortization of intangible assets	48	36
Stock-based compensation	1,260	422
Accretion of discount on investment securities	(172)	—
Other	2	439
Changes in operating assets and liabilities:
Accounts receivable	(3,252)	(3,963)
Inventories	(1,695)	(4,209)
Prepaid expenses and other assets	103	(1,146)
Income tax refund	—	158
Deferred loan costs	—	18
Accounts payable and accrued expenses	3,838	3,487

Net cash provided by (used in) operating activities	200	(8,011)

Cash flows from investing activities:
Purchase of property and equipment	(1,011)	(1,314)
Purchase of held-to-maturity investments	(37,461)	—
Purchase of intangible assets, net	(565)	(277)

Net cash used in investing activities	(39,037)	(1,591)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5,548	—
Proceeds from exercise of stock options	6	—
Capitalized offering costs	—	(1,545)
Payments on capital lease obligations	—	(714)

Net cash provided by (used in) financing activities	5,554	(2,259)

Net decrease in cash and cash equivalents	(33,283)	(11,861)
Cash and cash equivalents, beginning of period	52,074	24,978

Cash and cash equivalents, end of period	$18,791	$13,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Intellon Corporation designs, develops, manufactures and markets integrated circuits (ICs) for powerline communications, or high-speed communications over existing electrical wiring. We provide HomePlug®-based and other powerline ICs for home networking, networked entertainment, Ethernet-over-Coax (EoC), and commercial and smart grid applications. We believe our company is a leader in powerline networking technology, IC sales and product enablement. We operate in one segment: the design, license and marketing of integrated circuits.

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly our financial position and the financial position of our subsidiaries in conformity with U.S. generally accepted accounting principles (GAAP) as of September 30, 2008, our results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. All significant intercompany transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K as filed on March 27, 2008 with the SEC. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

2. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$3,305	$3,258
Work-in-process	6,253	5,070
Raw materials	117	138

	9,675	8,466
Less: inventory reserves for obsolescence and excess inventories	231	717

Net inventory	$9,444	$7,749

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventories for the stated periods (in thousands):

Balance, December 31, 2007	$717
Additions charged to costs	125
Deductions	(611)

Balance, September 30, 2008	$231

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Furniture and office equipment	$336	$182
Research and production equipment	8,317	8,049
Computer equipment and software	2,485	2,259
Leasehold improvements	932	573

	12,070	11,063
Less: accumulated depreciation and amortization	10,108	9,335

Net property and equipment	$1,962	$1,728

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Patents	$2,550	$1,978
Trademarks	75	81

	2,625	2,059
Less: accumulated amortization	352	303

Net intangible assets	$2,273	$1,756

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

Amortization expense for intangible assets for the three months ended September 30, 2008 and September 30, 2007 was $22,000 and $12,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2008 and September 30, 2007 was $48,000 and $35,000, respectively. At September 30, 2008, estimated amortization expense for the remainder of 2008 and years thereafter is as follows (in thousands):

Estimated amortization expense
2008 (remaining three months)	$17
2009	85
2010	154
2011	151
2012	150
Thereafter	1,716

Total	$2,273

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued vacation	$687	$608
Accrued employee incentives / bonuses	593	887
Other	877	925

Total accrued expenses	$2,157	$2,420

3. Short-Term Investments

As part of our cash management program, we maintain a portfolio of marketable securities, which we classify as held-to-maturity. These investments are categorized as held-to-maturity because our management has the intent and ability to hold these securities to maturity. Held-to-maturity investments are stated at amortized cost, which approximates fair value. Interest income is accrued as earned. We do not have any investments classified as available-for-sale or trading.

Our marketable securities consist of a laddered portfolio of investment grade debt instruments consisting of obligations of the U.S. Treasury and U.S. Federal Home Loan Bank System. None of our held-to-maturity investments had maturities beyond 180 days as of September 30, 2008. In addition, none of our held-to-maturity investments had maturities beyond 180 days at the time of purchase. The marketable securities, as of September 30, 2008, had a weighted average maturity of 1.9 months.

At September 30, 2008, held-to-maturity investments, all of which were included in short-term investments, included (in thousands):

September 30, 2008
U.S. Treasury securities	$35,392
U.S. Federal Home Loan Bank System securities	2,241

Total	$37,633

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

We had no held-to-maturity, available-for-sale, or trading marketable investment securities as of December 31, 2007.

4. Stock-Based Compensation

Stock-Based Compensation Plans

We currently award equity incentive compensation under one stock-based compensation plan, the Intellon Corporation 2007 Equity Incentive Plan (2007 Plan), which became effective upon our IPO in December 2007. We reserved approximately 2,300,000 shares of our common stock for issuance pursuant to the 2007 Plan. Prior to the IPO, we also awarded equity incentive compensation under two other stock-based compensation plans, the Third Amended and Restated Intellon Corporation 2000 Employee Incentive Plan (2000 Plan) and the Intellon Corporation Directors’ Stock Option Plan (Director Plan). No future awards will be made under the 2000 Plan or the Director Plan.

As of September 30, 2008, options and restricted stock covering approximately 3.1 million shares of our common stock were outstanding and approximately 0.7 million shares were available for future grant under the 2007 Plan.

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

The fair value of the stock options granted to employees, officers and non-employee board members for the three and nine months ended September 30, 2008 and 2007 was estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yields	None	None	None	None
Expected volatility	62.0%	49.4%	51.0%	51.3%
Risk-free interest rate	3.2%	4.6%	2.4%	4.7%
Expected lives (in years)	6.6	2.4	3.3	2.8
Estimated annual forfeiture rate	2.1%	2.1%	2.1%	2.1%
Weighted average fair value at grant date	$2.26	$3.20	$2.07	$2.78

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

The following table summarizes the stock-based compensation expense related to stock options and restricted common stock grants under SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense by caption:
Research and development	$136	$21	$374	$39
Sales and marketing	109	23	294	39
General and administrative	206	89	592	344

Total stock-based compensation expense	$451	$133	$1,260	$422

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$408	$63	$1,113	$116
Restricted stock	43	70	147	306

Total stock-based compensation expense	$451	$133	$1,260	$422

No tax benefit has been recognized on the stock-based compensation expense for either period presented. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

Stock Option Activity

The following table summarizes option activity for the nine month period ended September 30, 2008 for all of our stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,392,548	$7.05
Granted	1,447,459	5.53
Exercised	(3,744)	1.56
Canceled	(78,888)	7.07

Options outstanding at September 30, 2008	2,757,375	$6.26	9.1	$118,591

Options vested and exercisable at September 30, 2008	183,109	$5.30	8.4	$54,624

The total unrecognized stock-based compensation for options granted accounted for under SFAS 123(R) was approximately $5.1 million as of September 30, 2008. These options had a remaining weighted-average period of 3.2 years over which the expense is expected to be recognized.

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

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

The following table summarizes restricted stock activity for the nine month period ended September 30, 2008 for all of our restricted stock:

	Restricted Common Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	566,950	$1.24
Granted	—	—
Vested	(190,728)	.96
Forfeited	(9,949)	.18

Balance, September 30, 2008	366,273	$1.41

The total unrecognized stock-based compensation expense for restricted common stock awards was approximately $0.5 million as of September 30, 2008. The unvested restricted common stock awards will vest on a weighted-average basis over a period of 1.6 years from September 30, 2008.

5. Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2013. We entered into a lease, effective March 7, 2008, for a new corporate headquarters facility in Orlando, Florida of approximately 12,570 square feet. This lease will expire May 31, 2013. The Orlando office houses our principal executive offices and is also used for various marketing, finance, business development and other functions. We also have an operating lease for a research and production facility of approximately 27,500 square feet in Ocala, Florida, originally scheduled to expire on June 30, 2008, which was extended on June 17, 2008 for the period July 1, 2008 through December 31, 2008. All other terms and conditions of the lease remain the same. Our wholly-owned Canadian subsidiary has its principal offices in Toronto, Canada in leased facilities of approximately 10,200 square feet, under a sublease that expires on December 30, 2010. On June 20, 2008, we entered into a lease agreement which will begin upon the expiration of the current sublease and will expire on December 31, 2012. We have an operating lease for a sales office in San Jose, California for approximately 4,300 square feet that expires on March 31, 2009. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for these leased facilities for the three months ended September 30, 2008 and 2007 was $233,600 and $173,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $620,100 and $431,500, respectively.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. Net Income (Loss) Attributable to Common Shareholders

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock, warrants to purchase redeemable convertible preferred stock and redeemable convertible preferred stock. For the three months ended September 30, 2008, diluted earnings per share include the dilutive effects of stock options and restricted common stock. Because we reported a net loss for the three months ended September 30, 2007, and the nine months ended September 30, 2008 and 2007, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for those periods because the effect would have been antidilutive. Potential common shares for all periods presented consist of the following (weighted average in thousands):

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restricted common stock	—	635	370	769
Contingent restricted common stock	94	94	94	93
Options to purchase common stock	2,646	1,011	2,431	597
Warrants to purchase redeemable convertible preferred stock	—	321	—	321
Redeemable convertible preferred stock	—	16,138	—	16,139

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$481	$(1,223)	$(706)	$(4,383)
Preferred stock dividends/accretion of redeemable preferred stock	—	(1,763)	—	(5,233)

Net income (loss) attributable to common shareholders	$481	$(2,986)	$(706)	$(9,616)

Denominator: Weighted average shares outstanding	31,338	3,044	31,285	3,045
Less: Unvested common shares outstanding	399	729	464	862

Denominator for net income (loss) per share (basic)	30,939	2,315	30,821	2,183
Effect of dilutive securities:
Unvested common shares outstanding	212	—	—	—
Stock options	24	—	—	—

Denominator for net income (loss) per share (diluted)	31,175	2,315	30,821	2,183

Net income (loss) per share (basic)	$0.02	$(1.29)	$(0.02)	$(4.43)

Net income (loss) per share (diluted)	$0.02	$(1.29)	$(0.02)	$(4.43)

7. Segment and Geographic Information and Significant Customers

We have determined that we are organized as, and operate in, one reportable segment: the design, license and marketing of integrated circuits. Our chief operating decision maker is our Chief Executive Officer.

Revenue by geographic area is presented based upon the country of destination. Export sales were $18.8 million and $13.4 million for the three months ended September 30, 2008 and 2007, respectively, and $49.0 million and $32.0 million for the nine months ended September 30, 2008 and 2007, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers in Asia are ultimately shipped to end-markets in the Americas, Asia and Europe. Although a significant portion of our revenue is from customers located outside of the United States, all sales are denominated in U.S. dollars.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2008 (Unaudited)

A change in or loss of one or more of our customers could adversely affect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Free (service provider)	18%	18%	19%	*
devolo AG (OEM)	20%	17%	19%	15%
Lumax International Corporation (distributor)	12%	22%	13%	20%
Aztech Systems Ltd (OEM)	*	*	*	10%
Jabil Circuit India Pvt Ltd (ODM)	12%	*	*	*
Chenmtech Enterprises (distributor)	10%	*	*	*
Score Zap (distributor)	*	12%	*	*

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 53.7% and 58.0% of accounts receivable at September 30, 2008 and December 31, 2007, respectively.

8. Subsequent Events

During October 2008, we granted a total of 11,000 non-qualified stock options to two employees at an exercise price of $2.75 per share, the closing sales price for our common stock on the date of grant.

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

Overview

We are a leading fabless semiconductor company that designs and sells integrated circuits (ICs) for high-speed communications over existing electrical wiring. Our ICs enable home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. Consumer demand for broadband services and the proliferation of digital video, audio and data content are driving the market for home connectivity. We believe our solutions are targeted to address the challenges of sharing entertainment content throughout the home. Products using our ICs are easy to install and use, and deliver connectivity through electrical outlets across the home. Our newest ICs also meet the performance demands required for the delivery of high-definition video content.

As a result of our substantial investment in research and development since our inception in 1989, we sell two families of powerline ICs, HomePlug-based ICs, which account for most of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, enabling us to focus on the design, development, sales and marketing of our products and to reduce the level of our capital investment. As of September 30, 2008, we had shipped more than 30.4 million powerline communications ICs, including over 22.9 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 3.3 million powerline communications ICs in the three months ended September 30, 2008, a 56% increase over shipments of approximately 2.1 million powerline communications ICs in the same period in 2007. We shipped over 8.6 million powerline communications ICs in the nine months ended September 30, 2008, a 60% increase over shipments of approximately 5.4 million powerline communications ICs in the same period in 2007. Our HomePlug-based ICs represented approximately 97% and 96% of our revenue for the three and nine month periods ended September 30, 2008, respectively. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. In some cases, a service provider makes products containing our ICs available to their customers as part of their service subscription, sometimes as an installer option. Other service providers offer such products to customers for purchase at the customer’s discretion. As a result, the percent of a service provider’s installations using product containing our ICs may vary significantly. The service provider channel continued to be the fastest growth channel for the sales of our ICs during the three months ended September 30, 2008, compared to the prior quarter, largely due to increased demand from a single indirect customer deploying set-top boxes incorporating our HomePlug 1.0 ICs. Historically, demand from this customer has fluctuated significantly, and we believe that there is a substantial risk that the increased demand from this customer may not continue. Excluding sales to this customer, aggregate demand for our HomePlug-based ICs during the three months ended September 30, 2008 was largely unchanged in comparison to the prior quarter.

                Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will reduce or terminate their demand for our products. Our lack of visibility into our own customers’ end-customer demand causes us to experience sudden and unexpected fluctuations in our revenue, product mix, inventory levels and gross margins, and we expect these fluctuations to continue and potentially increase in frequency and severity. The global economic downturn has further reduced our visibility into our customers’ end customer demand, increased the difficulty and risks of forecasting our product demand, revenue, product mix and gross margins, and increased the risk of delays and cancellations in customer orders.

Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a design win. We believe design wins provide a competitive advantage, particularly for embedded products, because once one of our products is incorporated into a customer’s design, a redesign to incorporate a competitor’s product in place of ours would generally be time-consuming and expensive. However, a design win does not assure continued business with the customer or, in the case of a service provider, the percent of the service provider’s subscriber installations where our product will be deployed.

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For the three months ended September 30, 2008 and 2007, 76.6% and 61.2% of our revenue was from direct channels, respectively. For the nine months ended September, 2008 and 2007, 74.7% and 63.2% of our revenue was from direct channels, respectively. We have direct sales personnel based in the United States, Europe and Asia. We also have field applications engineering personnel based in each of these locations who support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. In addition, we have a business development group that focuses on marketing to service providers in all of our geographic markets.

Since our inception, we have made a substantial investment in research and development and in sales and marketing. We realized net income during the three months ended September 30, 2008 of $0.5 million, and a net loss of $1.2 million during the three months ended September 30, 2007. We also incurred net losses during the nine months ended September 30, 2008 and 2007 of $0.7 million and $4.4 million, respectively. Our accumulated deficit as of September 30, 2008 was $137.3 million. Our revenue grew to $20.1 million for the three months ended September 30, 2008 from $14.5 million for the three months ended September 30, 2007. In addition, our operating expenses increased to $8.0 million for the three months ended September 30, 2008 from $7.8 million for the three months ended September 30, 2007.

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

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $0.1 million for each of the three months ended September 30, 2008 and 2007 and $0.2 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively. We do not expect the sales of these products to be significant in the future.

We sell our ICs directly to OEMs and service providers or indirectly through ODMs and distributors. Historically, a small number of customers has accounted for a substantial portion of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future. Our top five direct customers accounted for approximately 64.7% and 63.1% of our revenue for the nine months ended September 30, 2008 and 2007, respectively. The direct customers representing 10% or more of our revenue in the three and nine months ended September 30, 2008 and 2007 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Free (service provider)	18%	18%	19%	*
devolo AG (OEM)	20%	17%	19%	15%
Lumax International Corporation (distributor)	12%	22%	13%	20%
Aztech Systems Ltd (OEM)	*	*	*	10%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Jabil Circuit India Pvt Ltd (ODM)	12%	*	*	*
Chenmtech Enterprises (distributor)	10%	*	*	*
Score Zap (distributor)	*	12%	*	*

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. However, we believe that several of our ODM customers produce products using our ICs for a single indirect customer, EchoStar Corporation (EchoStar). We estimate that the purchases of our ICs by EchoStar’s various ODMs, including Jabil Circuit India Pvt Ltd, would have accounted for approximately 23% and 10% of our aggregate revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 17% and 11% of our aggregate revenue for the nine months ended September 30, 2008 and 2007, respectively. We believe that there is a substantial risk that the increased demand from this customer may not continue.

We have experienced variations in demand from most of our customers, including our largest customers. These variations, which will likely continue, are due to a number of factors, including our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs, the rate of adoption of powerline communications in the markets we serve, changes in our product mix and customer base, our efforts to streamline our sales channel, the market acceptance of our products, particularly our new products, and fluctuations in the global economy. We have therefore been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers. In light of the current adverse economic conditions, we believe there will be a higher risk of delays and cancellations in customer orders. In the event of material order delays and cancellations, we will experience significantly greater volatility in our revenues and earnings or losses, as applicable, and this volatility could be more pronounced than expected given our large customer concentration. In the event of an order delay or cancellation by a large customer, by a group of customers serving the same indirect customer, or by a large number of smaller customers, we could experience a significant quarterly decline in revenue and increase in operating losses.

A significant portion of our sales is to customers outside the United States and Canada, which we consider North America. Sales to customers in Asia accounted for approximately 48.1% and 45.5% of our revenue in the three months ended September 30, 2008 and 2007, respectively. Sales to customers in Europe accounted for approximately 45.2% and 39.0% of our revenue in the three months ended September 30, 2008 and 2007, respectively. Sales to customers in Asia accounted for approximately 46.2% and 46.3% of our revenue in the nine months ended September 30, 2008 and 2007, respectively. Sales to customers in Europe accounted for approximately 43.5% and 32.9% of our revenue in the nine months ended September 30, 2008 and 2007, respectively. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented, for geographic regions representing greater than 10% of our revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(in thousands, except percentages)
North America	$1,338	6.7%	$2,257	15.5%	$5,607	10.3%	$7,596	20.8%
Asia	9,683	48.1%	6,603	45.5%	25,211	46.2%	16,968	46.3%
Europe	9,091	45.2%	5,666	39.0%	23,730	43.5%	12,033	32.9%
Other	—	—	—	—	6	—	10	—

Total	$20,112	100.0%	$14,526	100.0%	$54,554	100.0%	$36,607	100.0%

Cost of Revenue

We outsource the wafer fabrication, assembly and test functions of our IC products. We purchase processed wafers on a per wafer basis from our fabrication, or foundry, suppliers, which are currently United Microelectronics Corporation (UMC) and Chartered Semiconductor Manufacturing, Ltd. We also outsource the assembly, final testing and other processing of our products to third-party contractors. We negotiate wafer fabrication on a purchase order basis and we do not have long-term agreements with any of our third-party contractors. For some of our HomePlug AV-based products, we also purchase analog front-end (AFE) ICs and line drivers from third parties, which are incorporated into multi-chip modules or chipsets sold by us. A significant disruption in the operations of one or more of our wafer fabrication facilities, assembly or test subcontractors or third-party AFE and line driver IC suppliers would adversely impact the production of our products and our ability to meet customer demand.

                Cost of revenue includes primarily the cost of silicon wafers purchased from our foundry suppliers as well as the AFEs and line drivers we purchase from third parties. In addition, cost of revenue includes other outsourced manufacturing costs and costs associated with the assembling and testing of our ICs. Cost of revenue also includes items such as license expense, purchasing and production planning personnel and related expenses and inventory valuation write-downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Our future cost of goods sold could fluctuate based on the volume of ICs sold and the resulting product mix which consists of products with different costs per IC.

As we do not have formal, long-term pricing agreements with our outsourcing suppliers, our wafer costs and services are subject to price fluctuations based on the cyclical supply and demand for semiconductors and our suppliers’ production costs. We also face the risks associated with how much acceptable product will result from the manufacturing process of our ICs, or yield, as identified when the product is tested. These risks exist at several stages of the manufacturing process, including the manufacture of the wafers, cutting the wafers into the die that comprise the individual ICs and assembling the die into a multi-chip or a single-chip package. If our manufacturing yields decrease at any stage of production, our cost per unit increases, which could have a significant adverse impact on our gross margins. Manufacturing yields on newly-introduced ICs may vary significantly until such time as the manufacturing process parameters are fully engineered. Manufacturing yields on mature products may also vary. We believe that the difficulty of achieving satisfactory IC yields will increase as we continue to move our IC production processes to smaller geometries, transition existing products to different wafer foundries and integrate our ICs into more multi-chip modules in an effort to offer competitive cost and performance advantages.

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions. In the fourth quarter of 2008, we anticipate that two opposing factors will affect our gross profit margins relative to the third quarter of 2008: First, we anticipate that changes in product and customer mix that commenced in the third quarter of 2008 will continue to adversely affect our gross profit margins in the fourth quarter of the year. Second, we expect that our cost reduction efforts, including limited shipments of our 65 nanometer HomePlug AV-based IC, will have a positive effect on our gross profit margins.

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

We have experienced significant fluctuations in research and development expenses, in part, due to the timing of our creation and introduction of new products and the degree to which our new products have represented major changes from our then-existing products. As we create new products, we often use third-party contractors to supplement our own research and development teams. We also incur costs for third-party intellectual property that we incorporate into our designs. If we are producing a major new product platform, as we did with the introduction of our first HomePlug AV-based IC, these costs are generally more significant than if we are producing a cost-down version of an existing IC, as we did with our second and third generation HomePlug AV-based ICs and second sourced HomePlug 1.0 with Turbo IC. In addition, as is common in the semiconductor industry, we incur costs associated with the creation of the masks that our foundry vendors use to produce our ICs. Mask costs are more expensive for ICs that use smaller geometries for the manufacturing process. We expect to continue to transition our ICs to lower process geometries. As a result, we expect that the cost of the masks for our future products will increase. In addition, we may be required to pay for multiple masks as part of our IC design creation process, which could have a significant adverse effect on research and development expense. Historically, most of our new IC development has occurred on a sequential basis, with only one design project occurring at a time. In the future, we believe that we will need to pursue multiple IC development efforts simultaneously in order to be competitive, which will increase our research and development expenses.

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, we expect these costs as a percentage of revenue to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase slightly for the three months ending December 31, 2008 over our actual spending for these expenses for the three months ended September 30, 2008 as we hire additional personnel and complete most of the hardware, software and test program expenses related to the development of our 65 nanometer HomePlug AV-based IC and shift resources towards future designs.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, warrant expense, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect that sales and marketing expenses will increase slightly in absolute dollars in the fourth quarter of 2008 compared to the three months ended September 30, 2008.

General and Administrative

                General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under SFAS 123(R). We expect that general and administrative expense will increase significantly in absolute dollars in the fourth quarter of 2008, compared to the corresponding period in 2007 as we operate as a public company, including expense related to compliance with the Sarbanes-Oxley Act of 2002. We also expect that general and administrative expenses will increase slightly in the fourth quarter of 2008, compared to the third quarter of 2008, as we hire additional personnel and incur costs intended to position our business for the future.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash, cash equivalents and short-term investments. We incurred no interest expense in the three and nine months ended September 30, 2008. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes.

Provision for Income Taxes

During the three months ended September 30, 2008, we recognized $61,000 of income tax benefit related to our Canadian subsidiary. During the nine months ended September 30, 2008, we recognized $4,000 of income tax benefit, also related to our Canadian subsidiary. As of September 30, 2008, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2008. In addition, there were no changes to the unrecognized tax benefit during the nine months ended September 30, 2008.

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

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(in thousands, except percentages)
Revenue	$20,112	100.0%	$14,526	100.0%	$54,554	100.0%	$36,607	100.0%

Cost of revenue	11,917	59.3%	8,303	57.2%	31,197	57.2%	20,288	55.4%

Gross profit	8,195	40.7%	6,223	42.8%	23,357	42.8%	16,319	44.6%

Cost of operations:
Research and development	4,038	20.1%	4,664	32.1%	12,417	22.7%	11,396	31.1%
Sales and marketing	1,979	9.8%	1,953	13.4%	6,253	11.5%	6,477	17.7%
General and administrative	2,010	10.0%	1,237	8.5%	6,281	11.5%	3,734	10.2%

Operating income (loss)	168	0.8%	(1,631)	(11.2)%	(1,594)	(2.9)%	(5,288)	(14.4)%

Other income (expense)
Interest income	283	1.4%	209	1.4%	978	1.8%	787	2.1%
Other	(31)	(0.1)%	(32)	(0.2)%	(94)	(0.2)%	(113)	(0.3)%

Total other income	252	1.3%	177	1.2%	884	1.6%	674	1.8%

Operating income (loss) before income taxes	420	2.1%	(1,454)	(10.0)%	(710)	(1.3)%	(4,614)	(12.6)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(in thousands, except percentages)
Income tax benefit	61	0.3%	231	1.6%	4	0.0%	231	0.6%

Net income (loss)	481	2.4%	(1,223)	(8.4)%	(706)	(1.3)%	(4,383)	(12.0)%
Preferred stock dividends/accretion of redeemable preferred stock	—	—	(1,763)	(12.1)%	—	—	(5,233)	(14.3)%

Net income (loss) attributable to common shareholders	$481	2.4%	$(2,986)	(20.5)%	$(706)	(1.3)%	$(9,616)	(26.3)%

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Revenue	$20,112	$14,526	38.5%	$54,554	$36,607	49.0%

Our revenue for the three and nine months ended September 30, 2008 increased in both aggregate unit volume and absolute dollars from the same periods in 2007. The increase in revenue for the three month period was primarily due to sales of our HomePlug-based ICs, which increased to $19.5 million in the three months ended September 30, 2008 from $13.9 million in the same period in 2007, or 40.4%. The sales of our command and control ICs were $0.6 million for each of the three months ended September 30, 2008 and 2007. The increase in revenue for the three months ended September 30, 2008 over the prior year period was primarily due to a 64.0% increase in unit volumes for our Home Plug-based ICs which was offset by a 14.4% decrease in average selling prices for our HomePlug-based ICs, primarily due to product mix from the increase in sales of our HomePlug 1.0 products, and to a 30.4% increase in average selling prices for our command and control ICs, which was offset by a 26.0% decrease in unit volumes for our command and control ICs.

The increase in revenue for the nine month period was primarily due to sales of our HomePlug-based ICs, which increased to $52.5 million in the nine months ended September 30, 2008 from $34.4 million in the same period in 2007, or 52.7%. The sales of our command and control ICs increased to $1.9 million in the nine months ended September 30, 2008 from $1.8 million in the same period in 2007, or 3.6%. The increase in revenue for the nine months ended September 30, 2008 over the prior year period was primarily due to a 69.2% increase in unit volumes for our Home Plug-based ICs which was offset by a 9.0% decrease in average selling prices for our HomePlug-based ICs, primarily due to product mix from the increase in sales of our HomePlug 1.0 products, and to a 21.6% increase in average selling prices for our command and control ICs, which was offset by a 14.8% decrease in unit volumes for our command and control ICs.

Sales to our top customers varied for the three and nine months ended September 30, 2008 and 2007. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in product and customer mix, transitions to newer products, market acceptance of our products, changes in our customers’ end-customer demand and our customers’ inability to accurately predict such demand, delays in customer programs using our ICs and our efforts to improve our sales channel. Examples of these trends include:

•

Product and Customer Mix. Sales of our HomePlug-based ICs increased from $13.9 million in the three months ended September 30, 2007 to $19.5 million in the three months ended September 30, 2008, while sales of our command and control ICs remained essentially the same at $0.6 million for each of the three months ended September 30, 2008 and 2007. With the introduction of our second-generation HomePlug AV-based IC, sales to devolo AG for the nine months ended September 30, 2008 increased as a percentage of revenue to 19% from 15% in the comparable period. In contrast, in the nine months ended September 30, 2008, compared to the same period in 2007, sales to Aztech Systems Ltd. declined slightly in absolute dollars due to customer mix and declined further as a percentage of our revenue due to the growth in our overall business.

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on the demand from their end customers and their ability to accurately predict such demand. For example, our sales to Jabil Circuit India Pvt Ltd fluctuate as its customer, EchoStar, makes unexpected changes to its product requirements or alternates the ODM building its product. We estimate that our indirect sales to EchoStar through various ODMs, including Jabil Circuit India Pvt Ltd, for the three months ended September 30, 2008 increased as a percentage of revenue to approximately 23% from 10% in the same period in 2007.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, Lumax International Corporation now purchases products previously sold to other distributors.

We continue to expect variations in our top customers as a result of these and other trends, including the global economic downturn.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Cost of revenue	$11,917	$8,303	43.5%	$31,197	$20,288	53.8%
Percent of revenue	59.3%	57.2%		57.2%	55.4%

The increase in cost of revenue during the three months ended September 30, 2008, compared to the corresponding period in 2007, was primarily due to the increase in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.1 million each for the three months ended September 30, 2008 and 2007. In addition, our expenses for licensing third-party technologies were approximately $0.3 million and $0.4 million in the three months ended September 30, 2008 and 2007, respectively.

The increase in cost of revenue during the nine months ended September 30, 2008, compared to the corresponding period in 2007, was primarily due to the increase in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.4 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, our expenses for licensing third-party technologies were approximately $0.9 million and $0.8 million in the nine months ended September 30, 2008 and 2007, respectively.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Gross Profit	$8,195	$6,223	31.7%	$23,357	$16,319	43.1%
Percent of revenue	40.7%	42.8%		42.8%	44.6%

Gross profit as a percentage of revenue decreased in the three and nine months ended September 30, 2008 compared to 2007, primarily as a result of a greater concentration of lower margin HomePlug-based ICs as a percentage of our total product mix sold, partially offset by decreases in the average unit costs resulting from supply chain and product design efficiencies.

Gross profit margins declined in the three months ended September 30, 2008 compared to the same period in 2007 due to decreased average selling prices of our HomePlug-based ICs of 14.4%, primarily due to the increase in sales of our HomePlug 1.0 products, which were slightly offset by an increase in average selling prices for our command and control ICs of 30.4%. Our average unit costs for our HomePlug-based ICs and command and control ICs decreased approximately 11.2% and 8.4%, respectively, for the three months ended September 30, 2008, compared to the same period in 2007. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in the three months ended September 30, 2008 compared to the same period in 2007.

                Gross profit margins declined in the nine months ended September 30, 2008 compared to the same period in 2007 due to decreased average selling prices of our HomePlug-based ICs of 9.0%, primarily due to the increase in sales of our HomePlug 1.0 products, which were slightly offset by an increase in average selling prices for our command and control ICs of 21.6%. Our average unit costs for our HomePlug-based ICs and command and control ICs decreased approximately 6.7% and 12.8%, respectively, for the nine months ended September 30, 2008, compared to the same period in 2007. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in the nine months ended September 30, 2008 compared to the same period in 2007.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Research and Development	$4,038	$4,664	(13.4)%	$12,417	$11,396	9.0%
Percent of revenue	20.1%	32.1%		22.7%	31.1%

The decrease in research and development expenses during the three months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to decreased contract and engineering related expenses of $0.5 million for the development of our 65 nanometer HomePlug AV-based IC and decreased recruiting expenses of $0.2 million. In addition, during the three months ended September 30, 2007, we incurred a loss on asset disposal of $0.2 million for the write-off of third-party engineering software. The decrease in expense was partially offset by increased engineering expenses of $0.3 million related to the development of future products, as well as increased stock-based compensation expenses of $0.1 million.

The increase in research and development expenses during the nine months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to increased engineering expenses of $1.1million for tooling costs, software tools and other expenses related to the development of our 65 nanometer HomePlug AV-based IC, our second sourced HomePlug 1.0 with Turbo IC and future products, as well as increased compensation, bonus and stock-based compensation expenses of $1.1 million, which were offset by reduced contractor costs of $1.1million.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Sales and Marketing	$1,979	$1,953	1.3%	$6,253	$6,477	(3.5)%
Percent of revenue	9.8%	13.4%		11.5%	17.7%

Sales and marketing expenses were essentially the same for each of the three months ended September 30, 2008 and 2007, with no significant variances in any expense categories between the two periods.

The decrease in sales and marketing expenses during the nine months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to reductions in performance-based warrant, tradeshow and employee related expenses of $0.3 million, $0.2 million and $0.2 million, respectively, partially offset by increased bonus and stock-based compensation expenses of $0.5 million.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
General and Administrative	$2,010	$1,237	62.5%	$6,281	$3,734	68.2%
Percent of revenue	10.0%	8.5%		11.5%	10.2%

The increase in general and administrative expenses during the three months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to an increase of $0.2 million in compensation, bonus and travel, $0.1 million in stock-based compensation and $0.1 million in occupancy expenses. In addition, outside services and investor relations increased $0.1 million, accounting and legal fees increased $0.1 million, and directors’ fees and expenses increased $0.1 million, all of which were associated with operating as a publicly traded company since December 2007.

The increase in general and administrative expenses during the nine months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to an increase of $0.6 million in accounting and legal fees, $0.4 million in directors’

fees and expenses, $0.3 million in outside services and investor relations and $0.1 million in contract labor expenses associated with operating as a publicly traded company since December 2007. In addition, compensation and bonus expense increased $0.5 million, stock-based compensation increased $0.3 million, occupancy expenses increased $0.2 million and certain other operating expenses increased by $0.1 million compared to the corresponding prior year period.

Total Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Total Other Income	$252	$177	42.4%	$884	$674	31.2%
Percent of revenue	1.3%	1.2%		1.6%	1.8%

The increase in other income during the three months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to an increase of $74,000 in interest income. The incremental interest income earned from the increase in cash, cash equivalents and short-term investments during the three months ended September 30, 2008 compared to the corresponding period in 2007 was partially offset by decreases in interest rates on our invested cash, cash equivalents and short-term investments in the three months ended September 30, 2008, compared to the corresponding prior year period.

The increase in other income during the nine months ended September 30, 2008, compared to the corresponding period in 2007 was primarily due to an increase of $0.2 million of interest income, earned primarily on the proceeds from our initial public offering in December 2007, as well as the net proceeds from the exercise of the over-allotment option to purchase additional shares of common stock in January 2008.

Income Tax Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
	(in thousands, except percentages)
Income tax benefit	$61	$231	(73.6)%	$4	$231	(98.3)%
Percent of revenue	0.3%	1.6%		0.0%	0.6%

The income tax benefit for each period presented represents net income tax credits attributable to our Canadian subsidiary.

Liquidity and Capital Resources

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$200	$(8,011)
Net cash used in investing activities	$(39,037)	$(1,591)
Net cash provided by (used in) financing activities	$5,554	$(2,259)
Net decrease in cash and equivalents	$(33,283)	$(11,861)

During the nine months ended September 30, 2008, we invested $37.5 million in marketable investment securities, consisting of U.S. Treasury and U.S. Federal Home Loan Bank System obligations. The investments are considered short-term investments rather than cash and cash equivalents due to their maturities being more than 90 days after our purchase.

During the nine months ended September 30, 2008, we raised $5.5 million in net proceeds, after deducting underwriting discounts, commissions and other offering costs, from the exercise of an over-allotment option held by our underwriters to purchase an additional 1,010,000 shares of our common stock subsequent to our initial public offering in December 2007.

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

As of September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $56.4 million, primarily as a result of the net proceeds of $39.0 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007, as well as the net proceeds of $5.5 million, after deducting underwriting discounts, commissions and other offering costs, from the exercise of the over-allotment to purchase additional shares of common stock in January 2008.

Operating Activities. Our cash flows used in operating activities are significantly influenced by our investments in personnel and infrastructure intended to position our business for the future, increases in sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers.

Our operating activities provided approximately $0.2 million of net cash during the nine months ended September 30, 2008. Cash provided by operating activities for the nine months ended September 30, 2008 resulted primarily from an increase in accounts payable and accrued expenses of $3.8 million related to the timing of payments to vendors, non-cash stock-based compensation of $1.3 million and non-cash depreciation and amortization expenses of $0.8 million. These increases in cash were almost entirely offset by a $3.3 million increase in accounts receivable due to timing of customer payments, a $1.7 million increase in inventory, and a $0.7 million net loss for the nine months ended September 30, 2008.

We used approximately $8.0 million of net cash in operating activities during the nine months ended September 30, 2007. The significant uses of cash in operations were a net loss of $4.4 million, an increase of $4.2 million in inventory to support increased demand for our products, an increase of $4.0 million in accounts receivable due to increased revenue and the timing of customer payments and an increase of $1.1 million in prepaid expenses and other assets. These uses were partially offset by an increase in accounts payable and accrued expenses of $3.5 million related to increases in inventory and the timing of payments to vendors, non-cash depreciation and amortization expenses of $1.2 million and non-cash stock-based compensation and performance-based warrant expenses of $0.4 million.

Investing Activities. Our primary investing activities have consisted of purchases of marketable securities, the purchase or development of intangible assets, improvements made to our leased facilities, and purchases of laboratory and computer equipment and software tools used in the design of our ICs to support our operations and research and development. As we continue to invest in our business, we expect purchases of computer and laboratory equipment and development tools to grow in absolute dollars.

We used approximately $39.0 million of net cash in investing activities in the nine months ended September 30, 2008. Of this amount, $37.5 million was used to purchase short-term investments, and the remaining amount was used to purchase property and equipment as well as the purchase or development of intangible assets. We used approximately $1.6 million of net cash in investing activities in the nine months ended September 30, 2007, primarily to purchase property and equipment as well as for the purchase or development of intangible assets.

Financing Activities. During the nine months ended September 30, 2008, we raised $5.5 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriters’ over-allotment option subsequent to our initial public offering.

During the nine months ended September 30, 2007, we used $1.5 million for offering costs for our initial public offering and $0.7 million for capital lease payments.

We do not have any special purpose entities, and, other than operating leases as described below, we had no off-balance sheet financing arrangements as of September 30, 2008.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of September 30, 2008 that is fixed and determinable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$4,600	$1,811	$1,825	$964	$—
Purchase obligations	4,566	4,566	—	—	—

Total	$9,166	$6,377	$1,825	$964	$—

Our principal lease commitments consist of obligations under leases for office space, office equipment and third-party engineering software.

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

In addition, we expect that the net proceeds from our initial public offering will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that funds from our initial public offering, combined with existing cash, cash equivalents, short-term investments and operating cash flow, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. Additional funds may not be available on terms favorable to us or at all, particularly given the current economic uncertainty and tightening of credit markets.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of September 30, 2008, our cash reserves were maintained primarily in U.S. Treasury and U.S. Federal Home Loan Bank System obligations and money market investment accounts totaling in the aggregate to $56.4 million. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. We have operating expenses in foreign currencies, predominantly Canadian Dollars but also Pounds Sterling and Euros that are converted to U.S. Dollars for financial reporting. If these currencies strengthen against the U.S. Dollar, this increases our reported operating expenses. These currencies strengthened significantly against the U.S. Dollar during the first nine months of 2008 compared to the first nine months of 2007 and, as a result, our operating expenses were approximately $0.3 million higher for the nine months ended September 30, 2008 than they would have been had the foreign currencies not experienced such strengthening relative to the U.S. Dollar. However, in August 2008, the U.S. Dollar strengthened against the Canadian Dollar, Pounds Sterling and Euros. As a result, our operating expenses during the quarter ended September 30, 2008 were essentially the same as they would have been had the applicable exchange rates remained unchanged from the quarter ended September 30, 2007. Increases in the value of the U.S. Dollar relative to other currencies may increase the effective cost of our ICs to customers that use such other currencies for their operations. We expect to experience further fluctuations in currency exchange rates in the future.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

                We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Prior to filing this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, and they concluded that the disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls.

An evaluation was also performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting during the period ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that could potentially adversely affect our business are set forth below. These risk factors include any material changes to and supersede the description of our risk factors associated with our business previously set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we may incur additional future losses.

Prior to the three months ended September 30, 2008, we sustained losses and did not achieve profitability on a GAAP basis for any fiscal quarter or year. Although we realized net income during the three months ended September 30, 2008 of $0.5 million, our accumulated deficit as of September 30, 2008 was $137.3 million. We may incur operating losses in the future due to a number of factors, including lower revenues and gross margins, expenses related to product development and hiring personnel for sales, marketing and research and development and public company expenses. We have incurred and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If our revenue and gross margins decline or fail to grow, or if we fail to manage our expenses, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Economic conditions may adversely affect our revenue, inventory levels, gross margins, and results of operations.

The adverse conditions in the global economy may result in reduced spending, constrained credit, reluctance to adopt new technology, and loss of consumer and business confidence. Any of these factors could lead to decreased or delayed purchases of products containing our ICs by our customers, including our retail, service provider, commercial and utility customers. For example, if consumers reduce discretionary spending or transition spending to discount retailers and lower cost products, demand for our products in the retail channel could decline. In the service provider channel, if IPTV growth slows, customer turnover increases, service providers experience payment collection issues, or new program rollouts are delayed or cancelled, demand for our products from service providers could decline. Any reduction in demand for our products could adversely affect our revenue, increase our inventory levels, and result in lower selling prices and gross margins. Further, the adverse economic conditions will make it more difficult for us to forecast customer purchases, and our revenue and financial results could become more volatile, particularly due to our customer concentration. The lack of visibility is particularly acute for indirect customers, such as EchoStar, to whom we do not sell directly but who nevertheless account for a material portion of our revenue. These adverse economic conditions may also make it more difficult for our customers to operate and finance their businesses, which could result in credit losses on our accounts receivable or lead to consolidation among our customers. In addition, changes in foreign currency exchange rates that increase the effective cost of our ICs to customers whose businesses operate in other currencies could make our ICs less attractive to those customers and require us to reduce selling prices, which could have an adverse effect on our revenue, gross margins and profitability.

                We may also experience adverse conditions in our operating expenses and product costs due to price increases by our suppliers, inflationary trends in the economy, changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increases in energy costs, and increases in salaries and benefits and general and administrative expenses, as well as other factors. These conditions may harm our gross margins and profitability if we are unable to offset these costs by, among other things, controlling our expenses or increasing our pricing.

Furthermore, the economic downturn may impair the value and liquidity of our investments, which may negatively impact our ability to take advantage of market opportunities, develop new or enhanced products, respond to competitive pressures, acquire complementary businesses, technology or products, or otherwise execute our business plan.

We have grown rapidly and if we fail to manage our growth effectively, our business will suffer.

Although we commenced operations in 1989, we recently have experienced a period of significant growth and expansion. Our revenue grew to $20.1 million for the three months ended September 30, 2008 from $14.5 million for the same period in 2007. In addition, our operating expenses increased to $8.0 million for the three months ended September 30, 2008 from $7.8 million for the same period in 2007. Our growth has placed, and any future growth will continue to place, a significant strain on our management, personnel, systems and financial resources. We anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly in anticipation of increased demand for our products and this demand does not materialize, whether at the rate we expect or at all, our inventory levels could be negatively impacted and the rate of our increased operating expenses could exceed our revenue growth and increase our operating losses. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures, and our business could be harmed.

Our operating results may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.

Historically, our operating results have fluctuated and are likely to fluctuate from quarter-to-quarter in the future. These fluctuations are due to a number of factors, including:

•	the level of and fluctuations in demand for our ICs by our customers and our associated revenue;

•	the product mix and related gross margins of our sales;

•	the timing and amount of our research and development expenditures;

•	delays or other problems in the introduction of our new products;

•	the availability and pricing of the third-party products and services, including commodities we use to manufacture, test and assemble our ICs;

•	the highly cyclical nature of the semiconductor industry; and

•	general economic conditions, including adverse conditions in the financial and credit markets.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, including the extent to which our customers’ requirements may be affected by the current adverse conditions in the global economy. Our visibility into customer demand is particularly limited for customers to whom we do not sell to directly, and some of these indirect customers, such as EchoStar, account for a material portion of our revenue. Such limited visibility could adversely affect our revenue forecasts and gross margins, particularly in the event a large customer or a large number of smaller customers were to delay or cancel orders. Moreover, many of our customers have difficulty accurately forecasting their own product requirements and customer demand, as well as difficulty accurately estimating the timing of their new product and service rollouts and those of their customers (which ultimately affects their demand for our ICs). Historically, because of this limited visibility, our actual results have been different from our forecasts of customer demand, and some of these differences have been sudden and material, leading to excess inventory or product shortages and revenue and gross margin results below those forecast by us. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation and competition in our industry could cause us to lose business and render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in lower selling prices, unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our business, revenue, inventory levels, gross margins, and operating results, increase our product obsolescence and restrict our ability to fund our operations.

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

                As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Afa Technologies, Inc., Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We also expect to have powerline competition from Gigle Semiconductor and CopperGate Communications, Ltd., which we believe will introduce HomePlug AV-based ICs, and STMicroelectronics, which recently announced an agreement with Arkados Group, Inc. to develop and manufacture a HomePlug AV-based system-on-a-chip. In addition, we expect to have increased powerline competition in the future from Spidcom Technologies S.A., which we believe will introduce a HomePlug AV-based IC, and Xeline Co., Ltd. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., CopperGate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Pulse-Link, Inc., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers and manufacturers of narrow band ICs who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Esco Corporation, Maxim Integrated Products, Inc. and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire, or enter into licensing arrangements or strategic alliances with, our competitors and who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

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

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology, standards, customer demand and competing products in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer increased performance and a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, require substantial research and development expense. Our research and development expenses were approximately $4.0 million and $12.4 million in the three and nine months ended September 30, 2008, respectively. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. We may experience unexpected delays in developing and introducing new products and product enhancements. These delays not only may adversely impact the timing of the introduction of new products and product enhancements, but they may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, our HomePlug AV-based ICs or any of our future products may not achieve market acceptance. We began shipping the first, second and third generations of our newest products, our HomePlug AV-based ICs, in the second quarter of 2006, the second quarter of 2007 and the third quarter of 2008, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

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

As we sell several ICs with differing functionality, prices and costs, the mix and types of our ICs sold to customers affect the average selling price and average cost of our products and can substantially impact our revenue and gross margins. Our gross margins may vary from quarter-to-quarter for a number of reasons, including market conditions, customer demand, changes in our customer base, product mix and our sales volume, average selling price, and cost for each product sold. To the extent that our sales mix results in a decline in our gross margins, our ability to recover our fixed costs and investments associated with a particular product and our business, results of operations and financial condition could be materially adversely affected.

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

We depend upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction, or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

We have derived a significant portion of our revenue from a small number of OEM, ODM and distributor customers, and we expect such customer concentration to continue for the foreseeable future. In the three months ended September 30, 2008, Free, a service provider; devolo AG, an OEM; Lumax International Corporation, a distributor; Jabil Circuit India Pvt Ltd, an ODM; and Chenmtech Enterprises, a distributor, accounted for approximately 18%, 20%, 12%, 12% and 10% of total revenue, respectively. In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. We are also less able to accurately forecast our revenues for such indirect customers, and their revenues are subject to greater uncertainty and therefore greater volatility. In addition, we are also exposed to certain customer concentration risk for our indirect customers. For example, we believe that several of our ODM customers produce products using our ICs for EchoStar. For the three months ended September 30, 2008, we estimate that these purchases through EchoStar’s various ODMs, including Jabil Circuit India Pvt Ltd, would have accounted for approximately 23% of our revenue in the aggregate. Our customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. As a result, the loss of any large customer, a significant reduction in sales we make to them, any delay or cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to, the following:

•	our customers typically purchase from us based on a purchase order rather than an agreement that requires them to purchase minimum quantities of our products;

•	our customers can stop incorporating our products into their own products with limited or no notice to us and with little or no penalty;

•	our customers and our customers’ customers may be unable to forecast the demand for their products;

•	our customers and our customers’ customers may experience delays in rolling out new products and services that use our ICs;

•	our customers may use our competitors’ products instead of ours;

•	our customers may be unsuccessful in selling the products that use our ICs;

•	we may be unsuccessful in providing the ICs or customer enablement support that our customers require to meet their volume targets; or

•	we may be unable to develop new products or product enhancements that are desirable to our customers at competitive prices and on the schedule they require.

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

During the three months ended September 30, 2008, approximately 97% of our revenue was derived from the sale of HomePlug-based ICs primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless local area networks, or Wi-Fi LAN, technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various industry alliances, and some offer features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we endeavor to develop formal and informal relationships with technology leaders in the personal computer, consumer electronics and service provider markets. If we are unable to establish and maintain these relationships and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology does not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

Our business is highly dependent on the expansion of new and rapidly evolving segments of the consumer electronics and service provider markets and our ability to have our ICs embedded into products in these markets. Our business could be harmed if this expansion does not continue or if our products fail to gain market acceptance in embedded applications.

                We derive a substantial portion of our revenue from the sale of our ICs for use in adapters that enable communication across existing powerlines in the home. We are working to increase the portion of our revenue that is derived from selling ICs that are embedded into consumer electronics and service provider products, such as broadband gateways, internet protocol (IP) and other video set-top boxes, digital media adapters (DMAs), and televisions, among others. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these new and rapidly evolving markets and on our ability to have our ICs embedded into products in these markets. Many factors could slow or prevent the expansion of these markets, including general economic conditions, other competing technologies and products, uncertainty about industry standards and insufficient interest in new technology innovations. In addition, even if these markets expand, manufacturers of products in these markets may not choose to embed our ICs in their own products, but rather may adopt communications solutions from our competitors, develop their own, or delay embedding pending the release of new communications products or standards. Moreover, market acceptance of the products of manufacturers that do embed our ICs may not occur at all or as quickly as expected. In any such case, our business could be materially and adversely affected.

As we rely on a limited number of third parties to manufacture, assemble and test our IC products and to supply required parts and materials, we are exposed to significant supplier risks.

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. In recent years, we have historically used a single wafer foundry to manufacture our HomePlug-based wafers. However, during the second half of 2008, we began using a second wafer foundry to manufacture the wafers for two of our HomePlug-based ICs. We also use this second wafer foundry to manufacture wafers for our command and control ICs. We use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry suppliers currently procure from domestic and foreign sources. In some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors fails to provide us in a timely manner with the products and services we request, fails to meet the standards we require or terminates its relationship with us, we may be unable to obtain replacement services to fill customer orders in a timely manner, if at all, and our relationships with our customers and our sales could suffer.

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

Furthermore, not all of our vendors provide us with indemnification regarding our product purchases. Other vendors impose limits on their indemnification obligations. If such products infringe the intellectual property rights of a third party either alone or in combination, or if we are found to owe license fees or royalties relating to these products, our margins and operating results would be severely negatively impacted.

The development of new industry standards may cause our products to become uncompetitive or obsolete and force us to incur substantial development costs and time to bring new products to market.

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. More than 70 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. Other groups that have more international recognition as independent standards development organizations, such as the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunication Union (ITU), as well as existing and newly created industry alliances, such as the HomeGrid Forum, are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products.

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

While we only derived a limited portion of our revenue from sales of our ICs to customers in the commercial market and derived no revenue from sales of our ICs to customers in the utility market in the three months ended September 30, 2008, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other multiple dwelling units (MDUs). Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

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

Participants in the IC industry vigorously protect and pursue their intellectual property rights. We have in the past received, and expect that in the future we may receive, communications from various industry participants alleging our infringement of their patents or other intellectual property. With respect to past claims we completed investigating, we concluded and, in each case, replied to such third parties that we believed their claims were without merit, and we received no further claims or notices of infringement from such third parties. From time to time, we also identify third party intellectual property that could result in claims of infringement even though we have not received any notice of infringement or we believe that we are not infringing or that the intellectual property involves claims that are invalid. In those situations, we may seek to obtain licenses from the owners of such intellectual property to reduce the risks, costs and management diversion from litigation with a third party that may otherwise seek to assert a claim against us. We are currently seeking a non-exclusive cross license from a third party for certain intellectual property rights used in our HomePlug family of products. We believe this third party is contractually obligated to license such intellectual property rights to us pursuant to a membership agreement with the HomePlug Powerline Alliance. This cross license would also provide such third party a limited non-exclusive license to certain of our patents which are used in a product currently marketed by such third party. We may not be able to obtain licenses to such intellectual property on reasonable terms, if at all. Any litigation relating to the intellectual property rights of third parties, including claims arising through our contractual indemnification of our customers, would be costly and could divert the efforts and attention of our management and technical personnel, regardless of the merit of such claims. Given the complex technical issues and uncertainties inherent in intellectual property litigation, we cannot assure you that we would prevail in any such suit. In the event of an adverse ruling in any such litigation, we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products, processes or technologies;

•	expend significant resources to develop non-infringing technology; or

•	license technology from the third party claiming infringement, which may not be available on commercially reasonable terms or at all.

                Our business also could be harmed if our customers become involved in litigation regarding infringement of third-party intellectual property rights, which adversely affects their ability to sell their products incorporating our ICs and their demand for our ICs. In addition, under the standard terms and conditions of our customer purchase orders, we are required to defend, at our expense, certain third-party intellectual property infringement suits against our customers who purchase our ICs subject to such terms and conditions. We are also required to pay any damages that are awarded. The defense and settlement of such suits would increase our costs, could require us to pay substantial damages and could hurt our relationships with our customers, which would have a material adverse effect on our business, results of operations and financial condition.

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

We periodically evaluate the anticipated benefits, risks and expenses of migrating one or more of our IC designs and manufacturing to smaller geometry process technologies in an effort to reduce our product costs. Any such transition would require us to redesign the applicable product and require us and our foundry suppliers to use new or modified manufacturing processes for the product. We also evaluate whether we can use smaller geometry processes in our new ICs. Historically, the smallest geometry process we used for any of our ICs was 90 nanometer, but we recently began shipping a HomePlug AV-based IC which is based on a 65 nanometer process. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. The foundries that we use may not have the tools, design libraries or manufacturing facilities required to use the smaller geometries we want to use, may be unable to produce the smaller geometry ICs with the yields we need to be successful or may be unwilling to make the smaller geometries available to us on a timely or cost-effective basis. The yield risks associated with smaller geometry ICs are generally much higher than those with higher geometry processes. As we try to move to smaller geometry processes, we may be unable to maintain our existing foundry relationships, which could adversely affect the availability and cost of the existing products we buy from them, or develop new ones. If any of our foundry suppliers cannot meet our requirements or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and result in the loss of design wins and sales, which would materially adversely affect our results of operations.

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

We believe that our existing balance of cash, cash equivalents, short-term investments and cash expected to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, unexpected circumstances could require us to raise additional funds, which we may be unable to obtain on favorable terms, if at all. Recent market conditions have effectively shut down the availability of the equity markets for many companies, including us. We may not have the ability to raise equity in the financial markets for the foreseeable future until conditions in the equity markets improve. Raising additional funds through equity financings may result in a significant dilution of our stockholders’ ownership interest, causing the per share value of our common stock to decline. On the other hand, additional debt financings may only be available on strict terms, if at all, restricting our business through high interest rates or by requiring us to maintain certain liquidity or other ratios. In recent months, the credit markets have experienced significant instability, resulting in reduced willingness to make new loans and tightened credit requirements. Holders of new equity or debt securities may also have rights, preferences and privileges senior to those of our holders of common stock. In either case, an inability to raise additional funds may frustrate our ability to compete and to meet our business objectives, causing our stock price to decline and our stockholders to lose some or all of their investment.

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

Historically, consolidation within the semiconductor industry is not uncommon, and we expect it to continue as companies attempt to strengthen their positions in the various markets we have targeted. Consolidation or strategic alliances among competitors could result in stronger competitors with larger customer bases, more diversified product offerings and greater technological and marketing expertise, allowing them to compete more effectively against us. Consolidation among customers could also result in fewer customers, reduced demand and increased pressure on the prices we charge for our products. Consolidation among our third-party suppliers could increase the costs of, or reduce our ability to obtain, needed materials and services, thereby reducing our ability to compete. Any of the above occurrences could have a materially adverse effect on our business, operating results and financial condition.

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

                Competition for qualified personnel in the semiconductor industry is intense. We maintain our headquarters in Orlando, Florida and a portion of our research and development team and other significant operations in Ocala, Florida. As Central Florida often has few, if any, candidates for the positions we are seeking to fill and many of the potential candidates we recruit may choose not to relocate to Central Florida, we must expend additional time and expense to recruit new employees for our Central Florida locations from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire subcontractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or subcontractors and face challenges in managing those operations from the United States. We may also face challenges in retaining some of our existing employees because the current market value of our common stock is substantially below the exercise prices of the stock options held by such employees. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

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

As a public company, we incur significant legal, accounting and other costs associated with the reporting requirements of public companies. We will be required to, among other things, create and periodically review the effectiveness of additional internal controls over financial reporting and potentially hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the requirements of the Sarbanes-Oxley Act of 2002, and the rules of the Securities and Exchange Commission (SEC) and The NASDAQ Global Market, will oblige our management to devote a substantial amount of time to new compliance initiatives, which will substantially increase our legal and financial compliance costs. These costs of compliance, both in the form of monetary expenditures and additional management responsibilities, have been increasing, making them difficult to estimate with any degree of certainty.

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

We will be required to incur significant costs and expend significant time and management resources to improve our internal controls for public reporting requirements and remedy any significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify. We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our management or our independent registered public accounting firm will not identify significant existing or potential deficiencies or material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is found by management or by our independent registered public accountant to be inadequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Market, the SEC or other regulatory authorities and our stock price could be adversely affected. In addition, such deficiencies could impair our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

We face business, political, operational, financial and economic risks in our markets outside of the United States.

We conduct a substantial amount of our business with customers and third-party vendors located outside the United States. We have three wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Taiwan Ltd. and Intellon Korea Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Asia and Europe accounted for approximately 48.1% and 45.2% of revenue in the three months ended September 30, 2008, respectively. Our sales to customers in Asia and Europe accounted for approximately 46.2% and 43.5% of revenue in the nine months ended September 30, 2008, respectively. Most of our sales in Asia are in Taiwan but also include sales to customers in China, Japan, the Republic of Korea and Singapore, among others. Nearly all of our sales in Europe are currently to customers in France and Germany. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

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

Our HomePlug-based ICs are manufactured in Taiwan and Singapore and assembled and tested primarily in Taiwan, the Republic of Korea, Malaysia and Singapore. Our command and control ICs are produced in Singapore. Many of our customers and other third-party vendors are also located in Asia. The Pacific Rim region is subject to extreme weather and frequent earthquakes due to the presence of major fault lines. As a result of natural disasters, our customers and third-party vendors in the past have experienced and in the future may again experience power outages and other damage and disruptions to their operations. Any disruption in the operations of our customers or our customers’ suppliers could make it difficult or impossible for our customers to produce their products that use our ICs. Any disruption of the operations of our third-party vendors could reduce or eliminate the manufacture, assembly or testing of our ICs by those vendors or make it difficult or impossible for us or our vendors to obtain components or materials necessary for the production of our ICs. In such an event, we may be required to seek alternative sources of supply on reasonable terms and timeframes, and we could be required to incur substantial costs and time delays in doing so, if we can at all. Any significant damage to or destruction of any of the foundries that manufacture the wafers for our ICs would have a particularly adverse effect on us, as the rebuilding of a foundry or locating an alternative manufacturer would be difficult and time consuming. In addition, because the design libraries and manufacturing process used in producing the wafers for our ICs may be specific to the particular foundry, we may be unable to transfer production to an alternative foundry, even if one were available, without incurring substantial time and expense to redesign all or part of the affected IC and to incur the costs of a new IC mask, which can be substantial, particularly for lower process geometries. We do not have any arrangements for any backup sources of supply for the wafers used in our ICs.

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

The trading price of our common stock is volatile and is influenced by various factors, some of which are beyond our control. We cannot predict the prices at which, or the volumes in which, our common stock will trade. In addition, public stock markets have recently experienced extreme price and trading volume volatility, as well as sharp price declines, particularly with respect to technology sectors of the market. Stock prices of many technology companies have fluctuated in a manner apparently unrelated or disproportionate to the operating performance of those companies. Historically, periods of volatility in a company’s stock prices are sometimes followed by securities class action litigation. Such litigation, if brought against us, could result in substantial legal costs and diversion of management’s attention from the conduct of our business.

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

Since our initial public offering in December 2007, there has been, and we expect that there will continue to be, only a limited volume of trading in our common stock. We cannot predict whether an active trading market in our common stock will develop or be sustained, or how liquid any such market might become. In the absence of an active public market, it may be difficult for an investor to sell shares of our common stock in the volume, or at a price and time, which is attractive to such investor, if at all. In addition, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock. Moreover, the closing price of our common stock on the NASDAQ Global Market recently dropped below $2.00 per share. At that price level, with our limited trading volume, the policies and practices of institutional investors and brokerage houses may limit investment in our common stock. All of these factors may discourage purchases of our common stock, which may further affect the liquidity of our common stock and potentially lead to further declines in our stock price.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The number of securities analysts who cover our company has declined recently. If no or few securities or industry analysts cover our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

We received net proceeds of approximately $47.5 million after deducting underwriting discounts of $3,574,200 (or $0.42 per share) but before expenses. We intend to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and other corporate expenses. Pending such usage, we have invested the net proceeds primarily in money market investment accounts, and U.S. Treasury and U.S. Federal Home Loan Bank System obligations.

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

Date: November 13, 2008

Intellon Corporation (Registrant)

By:	/S/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer