Form 10-K
period 2008-12-31
INTELLON CORP
filed 2009-03-13
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

INTELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	333-144520	59-2744155
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5955 T.G. Lee Boulevard, Suite 600, Orlando, FL	32822
(Address of Principal Executive Office)	(Zip Code)

(407) 428-2800

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $77,009,288 based upon the closing price of $3.30 of such common stock on the NASDAQ Global Market on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2008 by each director and executive officer of the registrant, as well as shares held by each stockholder affiliated with a director or an executive officer, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 6, 2009, there were 31,339,060 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of December 31, 2008.

INDEX

PART I

PART I

Item 1.	Business.

This Annual Report on Form 10-K contains “forward-looking statements” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” “might,” “can,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. All period references are to our calendar year-end periods unless otherwise indicated.

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

Our largest and primary market is the digital home, which we define as a home enabled with high-speed connectivity among devices such as personal computers and consumer electronics products. In the digital home, our ICs are used both in powerline-to-Ethernet adapters, which can be used to connect products having Ethernet ports, and in embedded products, where our ICs are incorporated directly into the product. To date, most of our HomePlug® IC products have been used in powerline-to-Ethernet adapters to provide connectivity between broadband modems or routers and personal computers, set-top boxes, gaming consoles and other electronic products, through the existing electrical wiring within a home.

We believe we are a leader in powerline communications technology, which uses existing electrical wiring as its network medium. We developed and patented the baseline technology behind the initial standard adopted by the HomePlug Powerline Alliance, a global industry group formed to create and promote standards for powerline communications. We introduced the first HomePlug-based IC in 2001, and have since developed several new generations of HomePlug-based ICs. In 2006, we introduced the first HomePlug AV-based IC, which can deliver the quality of service required to support reliable, uninterrupted distribution of standard- and high-definition video among personal computers and consumer electronics products. We began shipping the second and third generations of our HomePlug AV-based ICs in the second quarter of 2007 and the third quarter of 2008, respectively. We have seven registered trademarks including: Intellon, No New Wires, PLC4Trucks, PLC4Trucks and Design, PowerPacket, Spread Spectrum Carrier and SSC.

We were founded in 1989 in the State of Florida and are currently incorporated in the State of Delaware. Our principal executive offices are located at 5955 T.G. Lee Boulevard, Suite 600, Orlando, Florida 32822, and our telephone number is (407) 428-2800. Our website address is http://www.intellon.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, through a link on the Investor Relations section of our website, we make available free of charge our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

These trends create challenges that suppliers of home networking technologies must address in providing connectivity solutions:

Ease of Installation and Use. We believe that consumers want home connectivity solutions that are easy to install, reliable and simple to use. Although some consumers are willing to install new wiring and endure complex set-up requirements, we believe the broader consumer market expects solutions that avoid the cost and inconvenience of installing new wires. The same is true for service providers. As service providers broaden their deployment of higher bandwidth services such as Internet Protocol Television (IPTV), movies-on-demand, over-the-top video and whole home access to DVR content, the costs associated with installation and maintenance of home connectivity solutions have become increasingly important. Networking technologies that can reduce the need for professional, in-home installation, the time involved when professional installation is required and the frequency of follow-up service calls can provide significant operational cost savings for service providers.

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

Connectivity Alternatives—The Powerline Advantage

A number of different technologies seek to address the growing need for home connectivity. Although these technologies facilitate some aspects of home networking, we believe that they have limitations and that an additional wired network technology is needed to handle the growing and more demanding multi-media connectivity requirements of the digital home. For example, Ethernet local area networks (LANs) deliver high throughput rates, which are typically measured in Megabits per second (Mbps), but may require installation of new wires and may not offer outlets where they are needed. The current Ethernet standard also lacks a quality of service feature. Wireless LANs offer mobility to users and high throughput, but have range limitations, can experience interference, currently lack a standards-based quality of service and can be difficult to set up and configure, particularly where consumer electronics products are involved. Coaxial cable LANs provide high throughput and offer the quality of service required for reliable HD video distribution, but have a limited number of outlets in the home. Coaxial cable is also less common outside of the U.S. Telephone wiring LANs deliver video content with quality of service assurances, but do not typically have a large number of outlets in the home and often offer lower throughput than other technologies.

We believe that powerline communications provides the most complete wireline connectivity solution for the digital home and is complementary to wireless connectivity. Although wireless provides a capable connectivity solution for mobile devices and basic data connectivity and continues to improve its ability to deliver video, we believe that wireless connectivity alone is insufficient for the reliable whole-home distribution of high quality audio/video content. We believe powerline communications also offers greater flexibility and convenience than Ethernet, coaxial cable and telephone wiring LANs because it uses the existing electrical wiring and outlets in the home to create the home network. In-Stat estimates that a typical U.S. home may have an average of 40 to 50 electrical outlets, compared to an average of 3 to 5 coaxial cable outlets and as few as 2 to 3 telephone outlets. The large number of available outlets allows powerline communications to provide effective connectivity in more areas of the home than other wired connectivity solutions or wireless solutions subject to range and quality of service limitations. In addition, we believe powerline communications is easier to install and use than the other connectivity solutions, making powerline communications attractive for consumer retail products as well as service provider applications. Powerline communications can also provide the quality of service required for HD video distribution.

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

Our Solution

We currently focus on four primary markets:

Digital Home. Our largest market is the digital home. Our HomePlug-based ICs provide in-home connectivity for a variety of services and applications, including IPTV and broadband distribution, as well as movies-on-demand. Our ICs are used in both powerline adapters, which are add-on accessories that provide powerline connectivity to other products, and embedded products, where the IC is incorporated directly into an end-user product such as a set-top box or home gateway. Our connectivity solutions offer consumers a simple, reliable and cost-effective way to move entertainment content, including high-definition video, and information throughout the home without incurring the expense and inconvenience of installing new wires. To date, most of our ICs for the digital home have been used in powerline-to-Ethernet adapters, which can be used as No New Wires® “extension cords” connecting personal computers and consumer electronics products that support Ethernet connectivity. Products containing our ICs can also be used to create hybrid networks to allow greater connectivity across the home.

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

Commercial. Our HomePlug-based ICs are also used in the commercial market by service providers and other customers to distribute Internet, video-on-demand and other services over existing electrical wiring and coaxial cable to individual units within multiple dwelling units (MDUs) such as apartment buildings, condominiums and hotels. In this application, our ICs provide No New Wires communications from a central access point within the MDU building to the individual units. The demand for these MDU installations is growing, particularly in urban locations in Asia that are experiencing rapid expansion of Internet access and video services.

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

Competitive Strengths

We believe that the following competitive strengths will enable us to maintain a leading position in the market for powerline communications ICs:

Experience in Powerline Communications. With over 16 years of experience in powerline communications, we have achieved a significant first-mover advantage. We are the first semiconductor company to ship ICs based on several industry specifications, including the Consumer Electronics Bus (CEBus®) powerline specification, the HomePlug 1.0 specification and the HomePlug AV specification. We believe our extensive experience and deep knowledge of the powerline environment has helped us develop solutions to meet the technical demands faced by powerline communications, particularly the ability to monitor and adjust to changing levels of noise, and to correct errors in transmission.

Leadership in Setting Powerline Standards. We have been a leading participant in setting industry standards for powerline communications. We are a founder and current sponsor member of the HomePlug Powerline Alliance, a global industry group formed to create and promote standards for powerline communications in and to the home. We have played a leading role in developing the alliance’s open standards for home and broadband over powerline networking products and services. We invented and patented the baseline technology for the HomePlug 1.0 standard, and we were a major contributor to the baseline technology for the HomePlug AV standard. We are also a major contributor to the baseline technology for the Institute of Electrical and Electronics Engineers Communications Society (IEEE) P1901 powerline standard, which is significantly based on the HomePlug AV technology. We are also an active contributor to the emerging International Telecommunication Union (ITU) G.hn anywire standard for communications over powerline, coaxial cable and telephone wiring. Our early involvement in the standards process has allowed us to maintain market leadership and time-to-market advantage in offering industry standard compliant solutions.

Technology Advantage. We have a growing intellectual property portfolio, with 32 U.S. patents issued and 42 U.S. patents pending, with foreign counterparts filed in various countries. We have additional patent applications in process. In addition, we actively seek to enhance our technology advantage by protecting our intellectual property. Although we build all of our ICs to comply with open standards, we have also developed and added proprietary extensions and special features to some of our products to provide feature and performance advantages. Based on the 14 Mbps physical layer (PHY) rate HomePlug 1.0 specification, we developed our HomePlug 1.0 with Turbo IC, which has a higher 85 Mbps PHY rate to boost bandwidth and performance and facilitate new applications in the marketplace. We refer to the maximum internal speeds of the physical layer of our ICs measured in Mbps as PHY rates.

Strong Customer Relationships. As a leader in the sale of HomePlug-based ICs, we have established customer relationships with over 50 companies that build or sell products using our ICs, as well as with more than 45 service providers that use products containing our ICs in their customer deployments. As of December 31, 2008, we have shipped 26.0 million units of our HomePlug-based ICs, which have enabled powerline communications in dozens of products addressing the digital home and utility markets. Our customer relationships enable us to identify consumer needs and the needs of our customers, deliver new products with distinct features and develop new customer relationships, all of which contribute to our competitive advantage in our industry. We work closely with service providers to understand and define their technology requirements and ensure that our products address their needs.

Breadth of HomePlug Products. We believe that we are the only semiconductor company to offer a line of three different HomePlug-based ICs targeted at different price/performance points. We believe our product mix addresses the different needs of our customers by offering a choice among IC solutions that best meets their performance, cost and functionality requirements. Our broad product offering also enables us to migrate customers to higher performance ICs as their bandwidth and application requirements increase. In addition, some service providers are using our powerline ICs for communications over other home networking media, including coaxial cable and telephone wiring, and we plan to continue to extend the application of our HomePlug technology to these other wireline media.

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

Increase our Penetration of Other Markets. We intend to extend the reach of our HomePlug-based ICs into other markets such as electric utility and MDUs. We believe there is significant demand for smart grid functionality from electric utility companies seeking to increase operating efficiencies, decrease capital expenditures and increase revenue through additional service offerings. Our HomePlug-based ICs enable utilities and service providers to upgrade their existing infrastructure to enable smart grid functionality in order to provide advanced residential electricity meters and demand response programs which currently cover only a small percentage of utility customers at present. In addition, our HomePlug ICs are being evaluated for use in electric vehicles and charging stations to allow the transfer of content through the same powerline used to charge the vehicle, including potential applications designed to transfer billing data associated with vehicle charging, and to update the vehicle’s navigation and entertainment systems with content from the Internet. To further penetrate this market, we intend to broaden our interaction with broadband over powerline service providers and electric utilities and increase their awareness of the distinctive aspects of our technology and the functionality it can provide to their networks. We also intend to work with service providers and other customers that distribute Internet, video-on-demand and other broadband services to MDUs such as apartment buildings, condominiums and hotels. We intend to continue the development of our technology and evaluate new markets for our products.

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

Our Products

We sell two families of powerline ICs: (i) HomePlug-based ICs, which enable connectivity in digital home, utility and commercial applications; and (ii) command and control ICs, which are used primarily in the trucking industry to monitor anti-lock braking systems. As of December 31, 2008 we had shipped over 33.8 million powerline communications ICs, including 26.0 million HomePlug-based ICs. Although we intend to continue selling our command and control ICs, we expect future sales of these ICs to decline as a percentage of our total revenue.

Our HomePlug-based ICs are based on HomePlug Powerline Alliance specifications, which we helped to pioneer. We invented and patented the technology that the HomePlug Powerline Alliance subsequently adopted as the baseline technology for the HomePlug 1.0 standard. HomePlug open standards support a wide range of applications and markets. We believe we are the only semiconductor company that sells a family of three different HomePlug-based ICs that offers different price/performance points. Our HomePlug-based ICs include our third-generation HomePlug 1.0 IC, our first generation HomePlug 1.0 with Turbo IC, and our second and third generation HomePlug AV-based ICs. The following table summarizes our current product offerings, which are discussed in more detail below. Although useful for purposes of comparing the relative performance of each IC’s internal PHY rate, the PHY rates shown in the table below do not represent the communications throughput achieved in actual use, which is always lower than the stated internal PHY rate of the IC.

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

HomePlug AV. Our newest products, our HomePlug AV-based ICs, have increased throughput that enables gamers, television viewers and music listeners to distribute standard or HD video and audiophile quality audio over existing electrical wiring in the digital home. These ICs provide advanced forward error correction, channel adaptation and quality of service guarantees to improve the quality of video. Our HomePlug AV-based ICs use built-in 128-bit advanced encryption standard (AES) security. Our INT6400 IC has higher processor capability, utilizes less operating power and is lower cost as compared to our INT6300 IC. Although the HomePlug AV specification allows for the creation of HomePlug AV ICs that interoperate with HomePlug 1.0 ICs, we did not elect to implement that specification option. Accordingly, our HomePlug AV-based ICs coexist with, but do not communicate or interoperate with, our other HomePlug-based ICs, subject to certain priorities accorded to the HomePlug AV-based devices.

Features Common to All of Our HomePlug-based ICs. We sell all of our HomePlug-based products with both a baseband transceiver component, which transmits and receives the signal, and an analog front-end component, which performs analog-to-digital signal conversion. We package these components either as a single multi-component module or as a chipset. Our HomePlug 1.0 ICs, HomePlug 1.0 with Turbo ICs and INT6400, our latest HomePlug AV-based IC, include our own analog front-ends. The INT6400 has the analog front-end functionality integrated into the baseband IC.

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

Although we originally designed our HomePlug-based ICs to operate over electrical wiring, these ICs can also operate over coaxial cable and telephone wiring for some applications. Some of our customers have released products that use our ICs to enable communications over coaxial cable and telephone wiring, and we are exploring further applications of our ICs for communications over these wireline media. However, these applications do not currently represent a significant portion of our revenue, and our powerline communications technology would have to be adapted to work effectively on the in-home coaxial cable systems used by most cable providers.

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

Our Technology

Our technology leadership in powerline communications, developed through more than 16 years of experience and through our work with the HomePlug Powerline Alliance, has enabled us to create products that respond to the technical challenges posed by high-speed powerline communications. These challenges include high noise levels generated from common household electrical devices; limited transmit power to avoid interference with other consumer devices and protected radio spectrum; difficult signal pathways caused by the in-home distribution of electricity over two electrical circuits, known as two-phase power distribution; signal reflections caused, for example, by the termination of wiring at an unused outlet; and security considerations resulting from the fact that electrical wiring is a shared network.

In-Stat has recognized HomePlug as the dominant standard in powerline communications and forecasts that, by 2011, HomePlug standards will represent 77% of all powerline technology use worldwide. We believe that the HomePlug Powerline Alliance is the only powerline standards organization that includes leading companies from the personal computer and consumer electronics industry groups, has multiple silicon providers offering ICs based on alliance standards and provides a program of certification and interoperability testing. We are a founder and current sponsor member of the alliance. The sponsor companies, which comprise the board of directors of the alliance, also include Cisco Systems, Inc., Comcast Corporation, GE Energy, Inc., an affiliate of General Electric Co., Gigle Semiconductor, Intel Corporation, Motorola, Inc., Sharp Laboratories of America and Texas Instruments Incorporated. In addition to its released specifications for HomePlug 1.0 and HomePlug AV, the alliance has released a specification for low-speed command and control applications and created a working group to pursue development of a specification for a next generation broadband over powerline application.

HomePlug technology uses a number of sophisticated digital signal processing techniques to manage the technical challenges posed by high-speed powerline communications:

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

•

To address security issues between and within networks, HomePlug 1.0 and our HomePlug 1.0 with Turbo use the 56-bit DES encryption algorithm that has been employed by the U.S. government for many years. HomePlug AV uses 128-bit AES encryption, which provides even greater security. Consumers have the ability to set up their own passwords for security purposes. The latest HomePlug AV specification includes push button security that allows users to establish a secure, encrypted link among multiple devices by simply pressing a button on each device within a short time. Products based upon earlier HomePlug specifications must be installed on a network that includes a personal computer to change the password.

As a founder and current sponsor member of the HomePlug Powerline Alliance, we have played a leading role in setting the HomePlug 1.0 and HomePlug AV specifications for powerline communications. Our patented technology was selected as the baseline for the HomePlug 1.0 specification. In addition, we developed significant technology for the HomePlug AV specification, including most of the physical layer technology and many of the noise immunity solutions.

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

Intellectual Property. We seek to protect our proprietary intellectual property rights through a combination of patents, trademark registrations, copyright rights, trade secrets, contractual agreements and licenses. We enter into confidentiality and proprietary rights agreements with all of our employees, consultants, customers, subcontractors and other third parties, and control access to our designs, documentation and other proprietary information.

We have a growing intellectual property portfolio, with 32 issued U.S. patents and 42 pending U.S. patents, with foreign counterparts in some jurisdictions. We have applied for and in some cases received patents for our key technologies in regions including Asia and the European Union. Our U.S. patents have expiration dates ranging from 2009 to 2024. Our international patents have expiration dates ranging from 2010 to 2021. Additional patent applications are planned. Certain of our patents are subject to our obligation to license necessary claims to members of a standard setting body or alliance in which we participate. As of December 31, 2008, 15 of our issued patents are not subject to our obligations to license necessary claims to members of a standard setting body or alliance in which we participate. These patents have expiration dates ranging from 2011 to 2024. These patents include, in part, claims that relate to: (i) specific implementations which are not defined in the standards, including for example, methods to create a channel map, detect the start of a packet of information or control the flow of data from a host to the device; or (ii) proprietary features and functionality beyond the standards, which are designed to better meet specific customer and market requirements, including for example, methods to reduce the effect of interference on the powerline. Of these 15 patents, nine include claims which are implemented in products we are currently shipping. We also have seven registered trademarks including: Intellon, No New Wires, PLC4Trucks, PLC4Trucks and Design, PowerPacket, Spread Spectrum Carrier and SSC.

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

Regulatory Environment

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations regarding transmission power, permissible frequencies of operation and electromagnetic interference. In some countries, vendors are required to obtain government or private certification that their products have been tested and comply with the applicable regulations. In other countries, self certification may be used. Although we sometimes obtain these certifications for our reference designs, our customers are responsible for obtaining certifications for their products in each country in which they are sold.

In the U.S., the applicable regulations are administered by the Federal Communications Commission (FCC). Under the FCC’s rules, products using our ICs are regulated as unlicensed devices, which receive no regulatory protection from interference from other devices and may not cause any harmful interference to licensed devices. Operators of unlicensed devices must cease operation upon notification from the FCC that a device is causing harmful interference. Products utilizing our ICs inside and outside the home that transmit over powerlines are regulated by the FCC and have to comply with radiated emission limits and various other technical standards.

Outside of the U.S., the applicable regulations are based in whole or in part upon standards adopted by the International Electrotechnical Commission, International Special Committee on Radio Interference (IEC/CISPR). These standards are transposed into the national laws of IEC member states, with or without amendment, and can vary among countries or regions. In the absence of adoption of IEC/CISPR or other international standards, powerline communications regulations are based upon specific country requirements. In some countries, for example, the regulations may prohibit broadband powerline communications or may limit use of powerline communications to in-home devices, thereby prohibiting use of broadband over the power grid. Other countries may require transmission power levels that are below those permitted in the U.S. or may require that certain frequency bands, such as those used for search and rescue, be filtered out of the spectrum being used for powerline communications. Our HomePlug AV-based ICs have the capability to filter some additional frequencies to meet specific country requirements.

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

Sales and Marketing

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. For 2008, 2007 and 2006, 78%, 67% and 61% of our revenue was from direct channels, respectively. We have direct sales personnel based in the U.S., Europe and Asia. We also have sales and field applications engineering personnel based in each of these locations that support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. We intend to expand our direct sales and support staffing in key regions as opportunities develop. Certain of our distributors may act from time-to-time as independent sales representatives with respect to some direct customers and, in lieu of distributor discounts, may receive commissions on sales of our products handled by them.

We primarily sell our products to OEMs, either directly through distributors or through original design manufacturers (ODMs). ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. For example, the typical time from early engagement by our sales force to actual product introduction runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a “design win”.

We have a business development group that focuses on creating and increasing demand for products using our ICs from cable, telephone, satellite and Worldwide Interoperability for Microwave Access (WiMAX) service providers on a global basis. As a result of these efforts, more than 45 service providers in North America, Europe and Asia use our products. Sales through this channel are either direct to the service provider or through an ODM or OEM selected by the service provider.

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

Our ICs are currently incorporated into products by over 50 OEMs, including devolo AG, Aztech Systems Ltd., NETGEAR Inc., LEA S.A.S., and H3C Technologies Co. Limited and used by more than 45 service providers, including Free, Dish Network, France Telecom SA, Telecom Italia and AT&T. In 2008, Free, a service provider, devolo AG, an OEM, and Lumax International Corporation, a distributor, accounted for approximately 21%, 19% and 10% of our revenue, respectively. As a distributor, Lumax International Corporation sells the ICs it buys from us to multiple OEMs or ODMs.

A significant portion of our sales are to customers outside the U.S. and Canada. Sales to customers in Asia accounted for approximately 43%, 42% and 46% of total sales in 2008, 2007 and 2006, respectively. Sales to customers in Europe accounted for approximately 46%, 38% and 31% of total sales in 2008, 2007 and 2006, respectively. Although a significant portion of our sales are to customers in these foreign locations, the end-customers who purchase products incorporating our ICs may be in foreign and domestic locations different from the locations into which we sell.

Manufacturing

We do not own any manufacturing, test or assembly facilities for our ICs. We contract with independent foundry and assembly and testing organizations to manufacture our ICs. This allows us to focus on our design efforts, minimize fixed costs and capital expenditures and gain access to advanced manufacturing capabilities.

For some of our products, we purchase an analog front-end and the amplifiers used to improve transmission reliability, or line driver components, from third parties and resell them as part of our product offering.

We currently use two wafer foundry companies for our ICs. For our HomePlug-based ICs, we use United Microelectronics Corporation in Taiwan and Chartered Semiconductor Manufacturing, Ltd in Singapore. We have in production HomePlug-based ICs using 65 nanometer, 90 nanometer, 150 nanometer and 180 nanometer process geometries for wafer production. We also use Chartered Semiconductor Manufacturing, Ltd. and On Semiconductor in the U.S. for our command and control ICs, using 0.5 micron and 1.5 micron processes, respectively. We use complementary metal oxide semiconductor (CMOS) manufacturing process technology for our ICs.

The assembly and testing of our products are performed by multiple principal subcontractors, which are Orient Semiconductor Electronics Ltd. (OSE) in Taiwan, Signetics in the Republic of Korea, Integra Technologies LLC in the U.S., ON Semiconductor in the Philippines and Advanced Semiconductor Engineering, Inc. in Taiwan. We intend to qualify and retain additional assembly and test subcontractors in the future to meet our capacity requirements and to further diversify our supplier base. We store and distribute our inventory from contracted warehouses in the Republic of Korea, Taiwan and the U.S.

We strive to maintain a high level of quality in our ICs. We have designed and implemented a quality management system that we believe provides a framework for continual improvement of products, processes and customer service. Our quality system is registered to ISO9001-2000.

Research and Development

We devote substantial resources to our research and development activities to further enhance the performance, integration and cost effectiveness of our products. As of December 31, 2008, we had 64 research and development employees focused on developing powerline and communications systems technology, including a team of 6 engineers in our advanced technology research group. We have 24 research and development employees located at our Ocala, Florida facility and 34 at our Toronto, Ontario facility. We also use contractors for their specific skills or to supplement our existing resources as needed. Our research and development employees are involved in advancing our core powerline communications and HomePlug-based technology, as well as applying this technology to new applications and media. Our core engineering capabilities include design, modeling and simulation and regulatory compliance testing and certification. Our research and development expense for 2008, 2007 and 2006 was $15.9 million, $17.2 million and $10.9 million, respectively.

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

As several technologies are capable of enabling communications for high bandwidth home connectivity applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. We also expect to have powerline competition from Gigle Semiconductor, which plans to introduce a HomePlug AV-based IC with additional proprietary features that increase bandwidth and throughput and facilitate communications over multiple types of wiring, CopperGate Communications, Ltd., which we believe will introduce a HomePlug

AV-based IC, and STMicroelectronics, which in October 2008 announced an agreement with Arkados Group, Inc. to develop and manufacture a HomePlug AV-based system-on-a-chip, which is expected to interoperate with HomePlug 1.0 devices. In addition, we expect to have increased powerline competition in the future from Spidcom Technologies S.A., which recently announced a HomePlug AV-based system-on-a-chip, and Xeline Co., Ltd. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We also face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., CopperGate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corp. and Texas Instruments Incorporated. We also face competition from companies that provide enabling technology for utility smart grid and broadband over powerline applications. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers and manufacturers of narrow band ICs who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Esco Corporation, Maxim Integrated Products, Inc. and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire, or enter into licensing arrangements or strategic alliances with, our competitors and who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

Employees

As of December 31, 2008, we employed 128 full-time employees, including 64 in research and development, 35 in sales and marketing, 8 in operations and 21 in general and administration. None of our employees is represented by a labor organization or is under any collective bargaining arrangement. We have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 6, 2009 (ages are as of December 31, 2008):

Name	Age	Position(s)
Charles E. Harris	62	Chief Executive Officer and Chairman of the Board
Rick E. Furtney	49	President and Chief Operating Officer
Brian T. McGee	48	Senior Vice President and Chief Financial Officer
William E. Earnshaw	49	Senior Vice President—Engineering
William P. Casby	42	Vice President—Sales

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

Prior to the third quarter of 2008, we sustained losses and did not achieve profitability under U.S. generally accepted accounting principles (GAAP) for any fiscal quarter or year. Although we achieved profitability in 2008 on an annual basis with net income of $0.9 million, our accumulated deficit as of December 31, 2008 was $135.7 million. We incurred net losses during 2007 and 2006 of $7.3 million and $7.8 million, respectively. We expect to incur operating losses in the first quarter of 2009 and may incur additional operating losses in the future due to a number of factors, including lower revenues and gross margins, expenses related to product development and hiring personnel for sales, marketing and research and development, and public company expenses. We have incurred and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If our revenue and gross margins decline or fail to grow, or if we fail to manage our expenses, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Economic conditions may adversely affect our revenue, inventory levels, gross margins and results of operations.

The adverse conditions in the global economy may result in reduced spending, constrained credit, reluctance to adopt new technology, and loss of consumer and business confidence. Any of these factors could lead to decreased or delayed purchases of products containing our ICs by our customers, including our retail, service provider, commercial and utility customers. For example, although our total revenue in the fourth quarter of 2008 increased sequentially from the prior quarter, our revenue in the retail channel declined during the same period. Powerline communications is an emerging market, and, in the retail channel, the purchase of products including our ICs may involve changes to established consumer purchasing patterns. As consumers reduce discretionary spending or transition spending to discount retailers and lower cost products, demand for our products in the retail channel could decline further. In the service provider channel, if subscriber growth or demand for new services such as IPTV or Internet-based movies-on-demand slows, end-customer turnover increases, service providers experience payment collection issues, new program rollouts are delayed or cancelled or our customers attempt to minimize their inventory levels, demand for our products from service providers could decline. Any reduction in demand for our products could adversely affect our revenue, increase our inventory levels, and result in lower selling prices and gross margins. If the economic downturn is prolonged, we may have difficulty maintaining and establishing a market for our existing and new products, and our financial performance may suffer. Further, the adverse economic conditions will make it more difficult for us to forecast customer purchases, and our revenue and financial results could become more volatile, particularly due to our customer concentration. The lack of visibility is particularly acute for indirect customers to whom we do not sell directly but who nevertheless account for a material portion of our revenue. These adverse economic conditions may also make it more difficult for our customers to operate and finance their businesses, which could result in credit losses on our accounts receivable or lead to consolidation among our customers. In addition, changes in foreign currency exchange rates that increase the effective cost of our ICs to customers whose businesses operate in other currencies could make our ICs less attractive to those customers and require us to reduce selling prices, which could have an adverse effect on our revenue, gross margins and profitability.

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

We have grown rapidly, and if we fail to sustain our growth or fail to effectively manage future growth, if any, our business will suffer.

Although we commenced operations in 1989, we recently have experienced a period of significant growth and expansion. Our revenue grew to $75.4 million for 2008 from $52.3 million for 2007. In addition, our operating expenses increased to $32.3 million for 2008 from $31.5 million for 2007. In light of the current adverse conditions in the global economy, we expect our total revenue to decline sequentially in the first quarter of 2009 compared to the fourth quarter of 2008. However, we anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly, and demand for our products declines at a faster rate than we anticipate, our inventory levels could be negatively impacted and our operating losses could increase. In addition, our historic growth has placed, and future growth, if any, would continue to place, a significant strain on our management, personnel, systems and financial resources. If we are unable to manage any future growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures, and our business could be harmed.

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

As a result, it is difficult for us to accurately forecast our revenue and results of operations on a quarterly basis, and you should not rely upon quarter-to-quarter or year-over-year comparisons to predict our future financial performance. These factors could be exacerbated by the current economic downturn and by increased competition. If we fail to meet investors’ or analysts’ expectations or if our operating results are below guidance that we may provide to the market, our stock price could decline, rapidly and without notice.

We are subject to order and shipment uncertainties, and differences in our estimates of customer demand and product mix from actual results could negatively impact our inventory levels, sales and operating results.

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, including the extent to which our customers’ requirements may be affected by the current adverse conditions in the global economy or by new products introduced by our competitors. In the past, we have been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers. Our visibility into customer demand is particularly limited for customers to whom we do not sell to directly, and some of these indirect customers account for a material portion of our revenue. Such limited visibility could adversely affect our revenue forecasts and gross margins, particularly in the event a large customer or a large number of smaller customers were to delay or cancel orders. Moreover, many of our customers have difficulty accurately forecasting their own product requirements and customer demand, as well as difficulty accurately estimating the timing of their new product and service rollouts and those of their customers (which ultimately affects their demand for our ICs). Historically, because of this limited visibility, our actual results have been different from our forecasts of customer demand, and some of these differences have been sudden and material, leading to excess inventory or product shortages and revenue and gross margin results below those forecast by us. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation and competition in our industry could cause us to lose business and render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in lower selling prices, unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, in light of the current adverse economic conditions, we believe there will be a higher risk of delays and cancellations in customer orders. In the event of material order delays and cancellations, we will experience significantly greater volatility in our revenue and earnings or losses, as applicable, and this volatility could be more pronounced than expected given our customer concentration. Any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our business, revenue, inventory levels, gross margins, and operating results on a quarterly or annual basis, as well as increase our product obsolescence and restrict our ability to fund our operations.

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

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and DS2 and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We also expect to have powerline competition from Gigle Semiconductor, which plans to introduce a HomePlug AV-based IC with additional proprietary features that increase bandwidth and throughput and facilitate communications over multiple types of wiring, CopperGate Communications, Ltd., which we believe will introduce a HomePlug AV-based IC, and STMicroelectronics, which in October 2008 announced an agreement with Arkados Group, Inc. to develop and manufacture a HomePlug AV-based system-on-a-chip, which is expected to interoperate with HomePlug 1.0 devices. In addition, we expect to have increased powerline competition in the future from Spidcom Technologies S.A., which recently announced a HomePlug AV-based system-on-a-chip, and Xeline Co., Ltd. We compete with most of these companies in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., CopperGate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers and manufacturers of narrow band ICs who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Esco Corporation, Maxim Integrated Products, Inc. and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire, or enter into licensing arrangements or strategic alliances with, our competitors and who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own.

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

If our customers do not design our products into their product offerings, or if our customers’ product offerings are delayed or are not commercially successful, our revenue and operating results will be adversely affected.

Our powerline communications products are not sold directly to end-users but are used as components in the products developed and sold by others. We sell our products directly or indirectly through resellers to OEMs and service providers, which include our ICs in their products, and to ODMs, which include our ICs in the products they supply to OEMs and service providers. Our products are generally incorporated into our customers’ products in the early stages of their development after an evaluation of our and our competitors’ products. As a result, we rely on OEMs and service providers to specify our products into the products they sell, which we refer to as a “design win”. Without these design wins, we would not be able to sell our products and our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an OEM or service provider will specify our product into its products. Once an OEM or service provider specifies a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. This is especially true for applications where the IC is embedded into a personal computer or consumer electronics product. Furthermore, even if an OEM designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that OEM or that a successor design will include one of our products. The timing and amount of our revenue depends on the ability of the OEMs who use our ICs to develop, market, produce and ship products incorporating our technology, a process over which we have no control. If we are unable to accurately forecast the demand from these OEMs, our product mix, margins and inventory levels could be adversely affected. In addition, any decline in the sales of OEM products that use our ICs would decrease our revenue. If our customers experience delays in completing one of their products, if they are unsuccessful in commercializing a product or if they experience reductions or delays in orders from their customers, they would likely postpone or terminate their purchase of our ICs for that product, which would cause our sales to decrease. Moreover, because our IC is only one component included in the products sold by our customers, our customers must obtain the other components needed to complete their products from third parties. Some of these other components may have long lead times or be changed or discontinued, which could delay shipment or require redesign of the affected customer product, any of which would delay or reduce our revenue.

If we fail to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology, standards, customer demand and competing products in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer increased performance and a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, require substantial research and development expense. Our research and development expenses were approximately $15.9 million, $17.2 million and $10.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. We may experience unexpected delays in developing and introducing new products and product enhancements. These delays not only may adversely impact the timing of the introduction of new products and product enhancements, but they may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, our HomePlug AV-based ICs or any of our future products may not achieve market acceptance. We began shipping the first, second and third generations of our newest products, our HomePlug AV-based ICs, in the second quarter of

2006, the second quarter of 2007 and the third quarter of 2008, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

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

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations, including, for example, regulations regarding transmission power, permissible frequencies of operation, electromagnetic interference and electrical wiring. These regulations and the interpretation and enforcement of the regulations may vary from country-to-country and are subject to change. For example, in the U.S., rules governing power limits and measuring techniques for broadband over powerline devices have been adopted by the FCC. “Access” broadband over powerline rules govern systems installed and operated by an electric utility on the supply side of the customer’s premises. “In-house” broadband over powerline rules govern that portion of a broadband over powerline system that operates on customer premise lines not owned by the utility. In April 2008, after the access broadband over powerline rules were appealed to the U.S. Court of Appeals for the District of Columbia, the Court remanded the rules to the FCC. The Court ordered the FCC, in part, to provide justification for its choice of extrapolation factor for access broadband over powerline, or in the alternative, to adopt another factor, which could require broadband over powerline devices to reduce output power levels. If, in response to this ruling or otherwise, the

FCC were to amend the rules applicable to products using our ICs for smart grid and access broadband over powerline applications, our business could be harmed and, if the application of the ruling and any resulting rule changes were to be extended to products using our ICs for in-home powerline communications, we could experience a material adverse effect on our business, results of operations and financial condition.

In most countries outside of the U.S., regulations governing powerline communications devices are generally based upon standards adopted by IEC/CISPR. Based on information provided in part by our customers, we believe that the majority of the ICs we sell are ultimately used in devices that are sold in countries that base their regulations on standards adopted by IEC/CISPR. The IEC/CISPR rules and test procedures on powerline communications are currently in a state of flux. A CISPR project to address the subject of powerline communications standards for both access and in-house broadband over powerline is expected to take several years to complete, and there is no guarantee that favorable IEC/CISPR standards will eventually be adopted. Powerline communications regulations are based upon specific country requirements in the absence of adoption of IEC/CISPR or other international standards. In some countries, including Japan, the regulations limit use of powerline communications to in-home devices, thereby prohibiting use of broadband over the power grid, and require in-home transmission power levels that are below those permitted in the U.S. Other countries may require that certain frequency bands, such as those used for search and rescue, be filtered out of the spectrum being used for powerline communications, which reduces throughput.

A change, including a rapid change, in the existing regulations, the adoption of new regulations or a change in the interpretation or testing methods used to demonstrate compliance with the regulations could prevent products using our ICs from being used in the applicable country, could reduce the performance of such products below customer requirements, or could require us to redesign our ICs or require our customers to redesign their products to comply with the new regulatory requirements. Such actions could also require the use of products already sold into the marketplace to be terminated. Although some of our HomePlug-based ICs have limited capabilities to filter additional frequencies to meet specific country requirements, our other ICs do not have this flexibility and even those that do may not be able to meet future regulatory requirements or may perform below customer requirements if substantial portions of the available spectrum are required to be filtered. Any regulatory reduction in the available frequencies or the available transmit power of our ICs will reduce the performance of our ICs and, depending on the amount of the reduction and the intended use of the IC, could cause the IC to fail to meet customer requirements. If we were required to redesign an IC to meet new regulatory filtering, transmit power or other requirements, we would be required to incur substantial time and expense and there is no assurance that we would be able to make changes to our IC or introduce a new IC that would result in a product that would meet regulatory or customer requirements by the time necessary for compliance, if at all.

The products containing our ICs may also be subject to regulations specifying the maximum amount of electric current that the product may use when in operation, in standby mode or not in use. These provisions, which are intended to promote power conservation, are sometimes referred to as “code of conduct” regulations. Governmental interest in promulgating these regulations appears to be increasing, particularly in Europe, which is our largest geographic market. If our ICs do not allow a product manufacturer to meet applicable code of conduct regulations for a product, the manufacturer will not use our ICs in the product. If our competitors offer ICs with lower power consumption, this may give them a competitive advantage. If we were required to redesign an IC to meet new code of conduct or other power consumption requirements, we would be required to incur substantial time and expense and there is no assurance that we would be able to make changes to our IC, or introduce a new IC, that would result in a product that would meet regulatory or customer requirements by the time necessary for compliance, if at all. Even if our ICs are competitive in terms of power consumption, the time required for a manufacturer to comply with new code of conduct requirements applicable to the manufacturer’s product could delay deployment of the product and, accordingly, the manufacturer’s purchase of our ICs.

We depend upon a small number of customers for a significant portion of our revenue, and the loss of, or significant delay, reduction, or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

We have derived a significant portion of our revenue from a small number of OEM, ODM and distributor customers, and we expect such customer concentration to continue for the foreseeable future. In 2008, Free, a service provider; devolo AG, an OEM; and Lumax International Corporation, a distributor, accounted for approximately 21%, 19%, and 10% of total revenue, respectively. In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. We are also less able to accurately forecast our revenues for such indirect customers, and their revenues are subject to greater uncertainty and therefore greater volatility. In addition, we are also exposed to certain customer concentration risk for our indirect customers. For example, we believe that several of our ODM customers produce products using our ICs for EchoStar Corporation (EchoStar). We estimate that these purchases through EchoStar’s various ODMs would have accounted for approximately 18%, 11% and 12% of our revenue in the aggregate for the years ended December 31, 2008, 2007 and 2006, respectively. Our aggregate customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. In addition, the percentage of revenue accounted for by one or more of our customers may increase if our total revenue declines, as we anticipate in the first quarter of 2009. As a result, the loss of any large customer, a significant reduction in sales we make to them, any delay or cancellation of orders they have made with us, any failure to pay for the products we have shipped to them, or any return of products previously sold to them due to manufacturing defects could materially and adversely affect our results of operations and financial condition. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to, the following:

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

During the years ended December 31, 2008, 2007 and 2006, approximately 96%, 94% and 85% of our revenue, respectively, was derived from the sale of HomePlug-based ICs primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless local area networks, or Wi-Fi LAN, technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various industry alliances, and some offer features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. Leading semiconductor companies continue to invest heavily in promoting and improving wireless technologies. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we endeavor to develop formal and informal relationships with technology leaders in the personal computer, consumer electronics and service provider markets. If we are unable to establish and maintain these relationships and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, or if competing technologies such as wireless, coaxial cable or non-HomePlug powerline, provide better performance at a more competitive price than we can offer, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology does not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

Our business is highly dependent on the expansion of new and rapidly evolving segments of the consumer electronics and service provider markets and our ability to have our ICs embedded into products in these markets. Our business could be harmed if this expansion does not continue or if our products fail to gain market acceptance in embedded applications.

We derive a substantial portion of our revenue from the sale of our ICs for use in adapters that enable communication across existing powerlines in the home. We are working to increase the portion of our revenue that is derived from selling ICs that are embedded into consumer electronics and service provider products, such as broadband gateways, internet protocol and other video set-top boxes, digital media adapters (DMAs), and televisions, among others. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these new and rapidly evolving markets and on our ability to have our ICs embedded into products in these markets. Many factors could slow or prevent the expansion of these markets, including general economic conditions, other competing technologies and products, uncertainty about industry standards and insufficient interest in new technology innovations. In addition, even if these markets expand, manufacturers of products in these markets may not choose to embed our ICs in their own products, but rather may adopt communications solutions from our competitors, develop their own, or delay embedding pending the release of new communications products or standards. Moreover, market acceptance of the products of manufacturers that do embed our ICs may not occur at all or as quickly as expected. In any such case, our business could be materially and adversely affected.

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

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. In recent years, we have historically used a single wafer foundry to manufacture our HomePlug-based wafers. However, during the second half of 2008, we began using a second wafer foundry to manufacture the wafers for two of our HomePlug-based ICs. We also use this second wafer foundry to manufacture wafers for our command and control ICs. However, we still use only one foundry for each of our ICs except our HomePlug 1.0 with Turbo IC. We also use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry suppliers currently procure from domestic and foreign sources. In some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors ceases to do business, fails to provide us in a timely manner with the products and services we request, fails to meet the standards we require or terminates its relationship with us, we may be unable to obtain replacement services to fill customer orders in a timely manner, if at all, and our relationships with our customers and our sales could suffer.

As we do not have long-term supply contracts with our third-party vendors, they are not obligated to provide the products and services we request for any specified period, in any specific quantities or at any specific price, except as provided in each purchase order we submit. As a result, our third-party vendors have the right to increase the prices we pay for our ICs or to allocate their resources to other customers’ projects and reduce efforts for our products on short notice, exposing us to risks of late deliveries, poor quality and inadequate supply. If our third-party vendors enter into long-term agreements with other customers, these vendors may decrease their services to us on a more permanent scale. Our supplier risk is also significant due to the general cyclicality of the semiconductor industry, the adverse effect of the current economic downturn on the financial stability of our suppliers, decisions during recent years by some large technology companies to outsource more of their IC production to third party foundries and the substantial time and capital investment required to construct new foundry facilities to meet increased demand. If demand for ICs increases or available capacity declines, our suppliers could allocate resources to larger customers and we could face shortages, longer delivery cycles and higher prices from our suppliers. In order to secure specified pricing or sufficient supply to meet our customers’ demands, we may enter into various arrangements with vendors that could be costly and harm our operating results, including, for example, entering into agreements that commit us to purchase minimum quantities of components over extended periods.

Regardless of the reason, if we are unable to secure sufficient supply, it may be difficult for us to develop relationships with other third-party vendors who are able to satisfy our production and supply requirements, and it can take several months to qualify a new services provider. Changes in providers may also require the affected ICs to go through re-qualification testing and customer approvals, adding further delay and costs and the potential for our customers to cancel orders or fail to place new orders. In addition, because many of the design libraries used in the design of an IC may be specific to a particular wafer foundry or foundry process, the change from one foundry or foundry vendor to another may require us to redesign all or part of the affected IC, which could take approximately 6 to 15 months, and to incur the costs of new IC masks, which can be substantial, particularly for lower process geometries. Furthermore, if we are unable to obtain the parts and materials necessary for our operations in a timely manner and on favorable terms, or, if we are unable to pass on to our customers any increased costs charged by our suppliers, our business and financial results may be adversely affected.

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

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. More than 70 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association (UPA), the HD-PLC Alliance and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. Other groups that have more international recognition as independent standards development organizations, such as the IEEE and the ITU, are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products. For example, in December 2008, the IEEE P1901 standards work group on powerline communications confirmed joint proposals from HomePlug and Panasonic as the baseline technology for the in-home and access P1901 powerline standards. The joint proposals provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer, as well as a possible future generation physical layer that would be compatible with a future ITU G.hn anywire standard. Under this approach, future ICs based on the joint proposals would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. Although we believe that our HomePlug AV ICs would interoperate with the HomePlug physical layer version of the P1901 baseline, we are unable to predict whether or when the baseline will be ratified by the IEEE or, if it is, the degree to which the final specification, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. Also in December 2008, the ITU G.hn work group moved most of the physical layer components for the proposed G.hn anywire communications standard to what is called the “consent” stage, which will be followed by efforts at comment resolution as well as work on the media access control layer in 2009. We do not believe that our HomePlug AV ICs would interoperate or coexist with the G.hn physical layer that moved to consent. We are unable to predict whether or when a G.hn standard will be ratified by the ITU or, if it is, the degree to which the final specification, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress.

Standards organizations sometimes take years to reach agreement on new final specifications and may be unable to do so, even when a baseline technology for a proposed specification is selected early in the adoption process. The adoption or expected adoption of new or different powerline or anywire communications standards by the HomePlug Powerline Alliance, or more established global standards development organizations such as the IEEE or the ITU, or industry alliances such as the HomeGrid Forum supporting the activities of such organizations, could make our products incompatible with the new standard or otherwise uncompetitive or obsolete and cause us to incur substantial development costs to adapt to new or alternative industry standards, particularly if the new or alternative standards were to receive, or be perceived as likely to receive, greater penetration in the marketplace than the HomePlug-based specifications used by us for our ICs. Moreover, the adoption or expected adoption of such standards could have a chilling effect on the sale of existing products even before products based on the new standard become available. The time and expense required for us to develop new products or change our existing products to comply with new industry standards would be substantial, and there is no assurance that we would be successful in doing so. If we were not successful in complying with the industry standards required by our customers, we could lose market share, causing our business to suffer.

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

Our customers generally take a considerable amount of time to evaluate our HomePlug-based ICs before purchasing. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose or delay anticipated sales. Additionally, while our sales cycles can be long, our average product life cycles tend to be short because we operate in a rapidly changing technology environment. As a result, the resources devoted to product sales and marketing may not generate material revenue for us when expected, if at all, and from time-to-time, we may need to write-off excess and obsolete inventory. In addition, we typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will recover such costs. A substantial amount of time may pass between the selection of our technology for use in a customer’s product and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, if we do not generate revenue after we have incurred substantial expenses to develop any of our products, our business will suffer.

We derive a portion of our revenue from sales of our ICs to customers in the commercial and utility markets, and our business could be materially adversely affected if we are unable to maintain or grow our sales in these markets.

While we only derived a limited portion of our revenue from sales of our ICs to customers in the commercial and utility markets in 2008, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other MDUs. Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

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

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 32 issued U.S. patents and 42 pending U.S. patents, with foreign counterparts in some jurisdictions. The process of seeking patent protection can be long and expensive. We cannot be certain that any currently pending or future applications will actually result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not be of sufficient scope or strength to provide meaningful protection or provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

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

We rely extensively on third-party technology that is integrated into some of our products, including third-party intellectual property that we license to meet the HomePlug specifications. Due to the complexity of our products, the incorporation of third-party technology could result in unforeseen or undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with customers. We have in the past experienced, and may in the future experience, reliability, quality or compatibility problems because of the use of third-party technology. As a result, we may have to expend significant financial and other resources to correct these problems, including the costs of repair, rework, recall, replacement and resolving claims by our customers or third parties. Due to our reliance on third-party technology, if we were unable to continue to use or license these third-party technologies on reasonable and cost-effective terms or if the third-party technology were to fail to operate as required, we could be unable to secure alternatives in a timely manner, if at all, and our business would be harmed. In addition, if we were unable to license technology from third parties to develop future products, we would be unable to develop such products in a timely manner, or at all.

In order to broaden the market acceptance of our products, we have entered into, and in the future we may enter into, licensing and joint venture arrangements, which may require us to incur substantial development costs, result in reduced product revenue, lower gross margins on our products and tie the success of our products to the success of our collaborators in marketing their products.

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

Powerline communications is a complex and relatively new technology. Highly complex ICs such as our powerline communications ICs may contain defects, errors and software flaws, or bugs, in the IC hardware or software, particularly when first introduced or as new versions are released. We have experienced in the past and may experience in the future delays and problems in completing the development and introduction of new products and product enhancements due to problems such as defects, errors and bugs. In addition, because we outsource the manufacturing of our ICs, and in some cases purchase the analog front-end components and line drivers used in our chipsets from others, we may be subject to problems resulting from the actions or omissions of these third parties. Furthermore, products incorporating our ICs that are supplied to customers by our OEMs or ODMs may contain defects that are unrelated to our ICs. These problems may delay the introduction and volume shipment of the applicable products, cause existing customers to cancel orders or return previously sold product and harm our ability to retain existing customers and attract new customers. As a result, our operating results may be materially adversely affected. These problems may also require us to incur additional development costs in an effort to correct the problems, which could divert human and financial resources from other new product developments, resulting in the delay of those projects as well. The time and expense required to correct IC defects, errors and bugs can be very high, particularly if the masks for smaller geometry ICs must be redesigned, and there is no assurance that we will be able to successfully correct the problems at all or within the time required for the product to be successful in the marketplace. If any of these problems are not found until after we have commenced commercial production of a product, we may be required to incur the cost of product recalls, repairs or replacements. These problems may also result in claims against us by our customers or others. Any such event could have a material adverse effect on our business, results of operations and financial condition.

Our operating results could be adversely affected if we have to satisfy product warranty or liability claims.

If our ICs or chipsets, or products that integrate our ICs or chipsets, malfunction or are found to be defective, we could be subject to product warranty or product liability claims that could have significant warranty-related charges or litigation costs. In addition, we may spend significant resources investigating potential product design, quality and reliability claims, which could result in additional expenses.

We may be unable to raise additional needed capital, which could substantially harm our business and our ability to compete.

We believe that our existing balance of cash, cash equivalents, short-term investments and cash expected to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, unexpected circumstances could require us to raise additional funds, which we may be unable to obtain on favorable terms, if at all. Recent market conditions have effectively shut down the availability of the equity markets for many companies, including us. We may not have the ability to raise equity in the financial markets for the foreseeable future until conditions in the equity markets improve. Raising additional funds through equity financings may result in a significant dilution of our stockholders’ ownership interest, causing the per share value of our common stock to decline. On the other hand, additional debt financings may only be available on strict terms, if at all, restricting our business through high interest rates or by requiring us to maintain certain liquidity or other ratios. The global credit markets are currently experiencing significant distress and instability, resulting in a dramatic reduction of the willingness by lenders to make new loans and tightened credit requirements, particularly for emerging companies including us. If we were required to seek debt financing, we may not be able to secure such debt financing on commercially reasonable terms, if at all. Holders of new equity or debt securities may also have rights, preferences and privileges senior to those of our holders of common stock. In either case, an inability to raise additional funds may frustrate our ability to compete and to meet our business objectives, causing our stock price to decline and our stockholders to lose some or all of their investment.

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

Competition for qualified personnel in the semiconductor industry is intense. We maintain our headquarters in Orlando, Florida and a portion of our research and development team and other significant operations in Ocala, Florida. As Central Florida often has few, if any, candidates for the positions we are seeking to fill, and many of the potential candidates we recruit may choose not to relocate to Central Florida, we must expend additional time and expense to recruit new employees for our Central Florida locations from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire subcontractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or subcontractors and face challenges in managing those operations from the U.S. We may also face challenges in retaining some of our existing employees because the current market value of our common stock is substantially below the exercise prices of the stock options held by such employees. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

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

These acquisitions and investments involve numerous risks, including but not limited to:

•	problems associated with integrating acquired companies, products or technologies;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the risk of entering market segments where we have little or no prior experience and where competitors are in a stronger market position than we are;

•	the potential loss of key employees from the acquired company;

•	the potential dilution of existing stockholders and subordination to rights, preferences and privileges senior to those of our common stock;

•	amortization expenses related to intangible assets;

•	the potential disruption of our ongoing business;

•	the diversion of management’s attention from other core business concerns; and

•	potential goodwill impairment.

We cannot assure you that any acquisitions or investments will be successfully integrated with our business, and the failure to avoid any of these or other risks associated with such acquisitions or investments could cause a material adverse effect on our business, results of operations and financial condition.

We have incurred, and will continue to incur, increased costs as we comply with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other costs associated with the reporting requirements of public companies. We are required to, among other things, create and periodically review the effectiveness of internal controls over financial reporting and may be required to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the requirements of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and The NASDAQ Global Market, oblige our management to devote a substantial amount of time to new compliance initiatives, which could increase our legal and financial compliance costs. These costs of compliance, both in the form of monetary expenditures and additional management responsibilities, have been increasing, making them difficult to estimate with any degree of certainty.

If our internal controls over financial reporting are inadequate or we have material weaknesses or significant deficiencies, investors could lose confidence in our financial reports, and our business and stock price may be adversely affected.

This Annual Report on Form 10-K includes a report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). Section 404 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have incurred, and expect that we will continue to incur significant costs, and expend significant time and management resources, to comply with Section 404. Although we have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements, we cannot be certain that our management or our independent registered public accounting firm will not identify significant deficiencies or materials weaknesses in our internal control over financial reporting. In addition, over the course of our ongoing evaluation of our internal controls, we may identify areas requiring improvement and may have to design enhanced processes and controls to address issues identified through this review. If our internal control over financial reporting is found by management or by our independent registered public accounting firm to be inadequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Market, the SEC or other regulatory authorities and our stock price could be adversely affected. In addition, such deficiencies could impair our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

We face business, political, operational, financial and economic risks in our markets outside of the U.S.

We conduct a substantial amount of our business with customers and third-party vendors located outside the U.S. We have three wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Taiwan Ltd. and Intellon Korea Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Asia and Europe accounted for approximately 43% and 46% of revenue in 2008, respectively. Most of our sales in Asia are in Taiwan but also include sales to customers in China, Japan, the Republic of Korea and Singapore, among others. Nearly all of our sales in Europe are currently to customers in France and Germany. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

•	longer and more difficult collection of receivables;

•	increased difficulty in enforcement of contractual obligations;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in those laws and regulations, including tax laws and regulations;

•	trade and foreign exchange restrictions and tariffs;

•	travel restrictions;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities and telecommunications providers;

•	difficulties in staffing and managing international operations;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor issues;

•	regional health issues;

•	work stoppages;

•	fluctuations in currency exchange rates and the resulting gains or losses on the conversion to or from U.S. dollars; and

•	acts of terrorism, war or natural disasters including, particularly in Asia, earthquakes, typhoons, floods and fires.

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

Our HomePlug-based ICs are manufactured in Taiwan and Singapore and assembled and tested primarily in Taiwan and the Republic of Korea. Our command and control ICs are produced in Singapore and the U.S. Many of our customers and other third-party vendors are also located in Asia. The Pacific Rim region is subject to extreme weather and frequent earthquakes due to the presence of major fault lines. As a result of natural disasters, our customers and third-party vendors in the past have experienced, and in the future may again experience, power outages and other damage and disruptions to their operations. Any disruption in the operations of our customers or our customers’ suppliers could make it difficult or impossible for our customers to produce their products that use our ICs. Any disruption of the operations of our third-party vendors could reduce or eliminate the manufacture, assembly or testing of our ICs by those vendors or make it difficult or impossible for us or our vendors to obtain components or materials necessary for the production of our ICs. In such an event, we may be required to seek alternative sources of supply on reasonable terms and timeframes, and we could be required to incur substantial costs and time delays in doing so, if we can at all. Any significant damage to or destruction of any of the foundries that manufacture the wafers for our ICs would have a particularly adverse effect on us, as the rebuilding of a foundry or locating an alternative manufacturer would be difficult and time consuming. In addition, because the design libraries and manufacturing process used in producing the wafers for our ICs may be specific to the particular foundry, we may be unable to transfer production to an alternative foundry, even if one were available, without incurring substantial time and expense to redesign all or part of the affected IC and to incur the costs of a new IC mask, which can be substantial, particularly for lower process geometries. We do not have any arrangements for any backup sources of supply for the wafers used in our ICs.

Our headquarters are located in Florida, an area that often experiences forest fires as well as hurricanes, tropical storms and other extreme weather. We have in the past experienced, and may again in the future experience, power outages and other damage and disruptions in our operations due to these natural disasters. Any of the foregoing disruptions could have a material adverse effect on our business, operating results and financial condition.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.

As of December 31, 2008, we had estimated available U.S. federal income tax net operating loss (NOL) carryforwards of approximately $99.4 million, state income tax net operating loss carryforwards of approximately $66.3 million and estimated U.S. tax credit carryforwards of approximately $5.1 million. To the extent then available, these can be used to offset federal taxable income and federal tax liabilities in future years. Our NOL carryforwards will begin to expire in 2009 and are scheduled to continue to expire through 2027. Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. Our ability to utilize NOL carryforwards and federal tax credit carryforwards may be limited by the issuance of common stock in future offerings or as a result of future events. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. In connection with our initial public offering in December 2007, we experienced an ownership change as defined by Section 382. As a result of this ownership change, our ability to use our federal NOL carryforwards and tax credit carryforwards in subsequent periods is limited to approximately $5.3 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. To the extent our use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would if we were able to fully use our net operating loss and tax credit carryforwards in the U.S. In addition, we operate in foreign jurisdictions and are subject to paying foreign taxes even though we have net operating losses. We are also subject to alternative minimum tax.

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

Any sale, or announcement of any sale, of substantial amounts of our common stock (including sales by our management), or the perception that such sales could occur, could adversely affect the market price for our common stock. Such sales or announcements could also make it more difficult for us to sell equity or equity-related securities upon favorable terms in the future, if at all.

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

Any guidance that we provide about our business or expected future results may differ from actual results.

From time to time we have shared our views in press releases, filings with the SEC and on public conference calls about current business conditions and our expectations as to potential future results. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process especially in the current adverse economic environment. Given the complexity and volatility of our business, our analyses and forecasts may prove to be incorrect. We offer no assurances that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution. Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.

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

Our certificate of incorporation and bylaws contain provisions that act to discourage, delay or prevent a change in control of our company or changes in our management, even where the stockholders of our company may deem such changes advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the board to issue “blank check” preferred stock to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	grant the board of directors the authority to make, alter or repeal our bylaws;

•	establish advance notice requirements for actions to be taken at stockholder meetings or for the nomination of directors to be elected to the board; and

•	require a supermajority (66 2/3%) vote by stockholders to adopt, amend or repeal certain provisions of our certificate of incorporation or bylaws.

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

Our principal offices are currently located in Orlando, Florida in leased facilities of approximately 12,570 square feet, under a lease that expires on May 31, 2013. The Orlando office houses our principal executive offices and is also used for various marketing, finance, business development and other functions. We also maintain a research and production facility of approximately 24,400 square feet in Ocala, Florida, under a lease that expires on December 31, 2009. Our wholly-owned Canadian subsidiary has its principal offices in Toronto, Canada in leased facilities of approximately 10,200 square feet, under a sublease that expires on December 30, 2010. On June 20, 2008, we entered into a lease agreement that will begin upon the expiration of the current sublease and will expire on December 31, 2012. We also lease a sales office of approximately 4,300 square feet in San Jose, California, under a lease that expires on March 31, 2009. We are currently negotiating a lease renewal contract for the period April 1, 2009 through March 31, 2010.

For additional information regarding obligations under operating leases, see Note 10 to our consolidated financial statements in Item 8 of this Annual Report. Note 10 is incorporated herein by reference.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since December 14, 2007, our common stock has been traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ITLN”. Prior to December 14, 2007, our common stock was not publicly traded. The following table lists the per-share range of the high and low sales prices for our common stock as reported by the Nasdaq Global Market for the periods indicated:

Fiscal Years Ended December 31, 2008 and 2007	High	Low
Fourth Quarter 2007 (commencing December 14, 2007)	$8.04	$6.00
First Quarter 2008	$7.50	$4.35
Second Quarter 2008	$5.70	$3.27
Third Quarter 2008	$4.66	$3.25
Fourth Quarter 2008	$3.82	$1.80

As of March 6, 2009, there were approximately 227 holders of record of our common stock. In addition, there are a substantially greater number of beneficial holders of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

No purchases of our common stock were made by or on behalf of us or any affiliated purchaser during 2008, nor do we currently have any program to repurchase our common stock. However, from time to time, our board of directors may evaluate the costs and benefits associated with purchasing our common stock and may authorize us to do so in the future.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareowner return on Intellon common stock against the cumulative total return of the Standard & Poor’s Semiconductors Index and the NASDAQ Composite Index for the period beginning December 14, 2007, the effective date of our initial public offering, and ending December 31, 2008. The graph assumes that $100 was invested on December 14, 2007, in each of Intellon common stock, the Standard & Poor’s Semiconductors Index and the NASDAQ Composite Index at the respective closing prices on December 14, 2007 and that all dividends were reinvested. No cash dividends have been paid or declared on Intellon common stock. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance. The graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Intellon under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD DECEMBER 14, 2007 THROUGH DECEMBER 31, 2008*

Among Intellon Corporation, The S&P Semiconductors Index

And The NASDAQ Composite Index

* $100 invested on 12/14/07 in stock & 11/30/07 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2000, S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans is incorporated by reference to our Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2008 and 2007, and the selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004, and the selected consolidated statements of operations data for the year ended December 31, 2005 and 2004, are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$75,378	$52,313	$33,718	$16,576	$12,501
Cost of revenue	43,181	29,151	18,968	9,494	7,465

Gross profit	32,197	23,162	14,750	7,082	5,036
Cost of operations:
Research and development	15,946	17,238	10,856	12,019	11,043
Sales and marketing	8,138	9,007	7,199	5,274	4,034
General and administrative	8,239	5,229	5,089	2,756	2,206

Operating loss	(126)	(8,312)	(8,394)	(12,967)	(12,247)

Other income (expense):
Interest income	1,172	958	637	524	152
Interest expense	—	(181)	(61)	(61)	—
Other	(126)	(11)	21	(12)	15

Total other income	1,046	766	597	451	167

Income (loss) before income tax benefit	920	(7,546)	(7,797)	(12,516)	(12,080)
Income tax benefit	1	231	—	—	—

Net income (loss)	921	(7,315)	(7,797)	(12,516)	(12,080)
Preferred stock dividends / accretion of redeemable preferred stock	—	(6,759)	(5,307)	(4,970)	(9,461)

Net income (loss) attributable to common shareholders	$921	$(14,074)	$(13,104)	$(17,486)	$(21,541)

Net income (loss) attributable to common shareholders per common share:
Basic	$0.03	$(4.25)	$(9.19)	$(19.41)	$(36.47)

Diluted	$0.03	$(4.25)	$(9.19)	$(19.41)	$(36.47)

Weighted-average number of shares used in per share calculations:
Basic	30,865	3,311	1,428	901	592

Diluted	31,152	3,311	1,428	901	592

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,605	$52,074	$24,978	$16,981	$5,288
Total current assets	76,477	69,937	34,922	22,987	10,362
Total assets	81,221	73,421	38,519	26,505	12,872
Total current liabilities	9,009	9,414	7,453	4,881	3,362
Total redeemable convertible preferred stock	—	—	85,333	63,040	48,296
Shareholders’ equity (deficit)	72,212	64,007	(54,498)	(42,107)	(38,786)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements contained in this Annual Report, including those in this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements”. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” “might,” “can,” variations of such words and other similar expressions are predictions of, or indicate, future events and trends, and typically are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including those set forth under “Item 1A. Risk Factors” in this Annual Report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

As a result of our substantial investment in research and development since our inception in 1989, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, enabling us to focus on the design, development, sale and marketing of our products and to reduce the level of our capital investment. As of December 31, 2008, we had shipped more than 33.8 million powerline communications ICs, including 26.0 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 11.9 million powerline communication ICs in 2008, a 55% increase over shipments of more than 7.7 million powerline communications ICs in 2007. Our HomePlug-based ICs represented approximately 96% of our revenue for the year ended December 31, 2008. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to OEMs and service providers, which include our ICs in their products. We also sell our products directly to ODMs, which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including IPTV and broadband distribution as well as movies-on-demand. In some cases, a service provider makes products containing our ICs available to their customers as part of their service subscription, sometimes as an installer option. Other service providers offer such products to customers for purchase at the customer’s discretion. As a result, the percent of a service provider’s installations using product containing our ICs may vary significantly. In 2008, the service provider channel continued to be the fastest growth channel for the sales of our ICs, in part due to increased demand from a single indirect customer deploying set-top boxes incorporating our HomePlug 1.0 ICs. Historically, demand from this customer has fluctuated significantly, and we expect demand from this customer to decline in 2009, with substantially reduced volume during the first three to six months of the year. For 2008, 2007 and 2006, service providers accounted for approximately 57%, 45% and 22% of our revenue, respectively, resulting in revenue growth of approximately 83% in 2008 compared to 2007 and 216% in 2007 compared to 2006.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will reduce or terminate their demand for our products. Our lack of visibility into our own customers’ end-customer demand causes us to experience sudden and unexpected fluctuations in our revenue, product mix, inventory levels and gross margins, and we expect these fluctuations to continue, and potentially increase in frequency and severity. The global economic downturn has significantly and adversely affected end-customer demand for our products, particularly in the retail channel, and further reduced our visibility into our customers’ end customer demand. The downturn has also increased the difficulty and risks of forecasting our product demand, revenue, product mix and gross margins, and has increased the risk of delays and cancellations in customer orders. In the first quarter of 2009, we expect aggregate unit sales of our ICs to decline, in part, due to adverse conditions in the global economy, as a result of an inventory over-stock position at one of our service provider customers, and as a result of an anticipated reduction in the sales of our command and control ICs. As a result of these factors, among others, we expect a sequential decline in our revenue in the first quarter of 2009 from the fourth quarter of 2008. In addition, we also believe our revenue in the first quarter of 2009 may be lower than the comparable period in 2008. As a result, we expect to incur operating losses in the first quarter of 2009.

Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a “design win”. We believe design wins provide a competitive advantage, particularly for embedded products, because once one of our products is incorporated into a customer’s design, a redesign to incorporate a competitor’s product in place of ours would generally be time-consuming and expensive. However, a design win does not assure continued business with the customer or, in the case of a service provider, the percent of the service provider’s subscriber installations where our product will be deployed.

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For 2008, 2007 and 2006, 78%, 67% and 61% of our revenue was from direct channels, respectively.

We have direct sales personnel based in the U.S., Europe and Asia. We also have field applications engineering personnel based in each of these locations who support all of our market channels. These employees provide technical support and assistance to existing and potential customers in designing, testing and qualifying products that incorporate our ICs. In addition, we have a business development group that focuses on marketing to service providers in all of our geographic markets.

Since our inception, we have made a substantial investment in research and development and in sales and marketing. We realized net income for the year ended December 31, 2008 of $0.9 million, and incurred net losses for the years ended December 31, 2007 and 2006 of $7.3 million and $7.8 million, respectively. Our accumulated deficit as of December 31, 2008 was $135.7 million. Our revenue grew to $75.4 million for 2008 from $52.3 million for 2007, which was an increase from $33.7 million for 2006. In addition, our operating expenses increased to $32.3 million for 2008 from $31.5 million for 2007 and $23.1 million for 2006.

We expect to hire additional employees to support our expanded operations. We expect personnel costs to increase in the future as a result of the increase in the number of our full-time employees. The actual increase in costs will depend on the timing and compensation of new hires. We expect a sequential increase in operating expenses in the first quarter of 2009 from the fourth quarter of 2008 due to the increase in full-time employees, payroll taxes, trade shows and engineering programs. In addition, we expect to incur substantial costs and expenses in the second half of 2009 related to the engineering development and mask costs for our next generation HomePlug based IC, as well as research and development efforts related to our next generation ICs.

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

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $0.3 million, $0.5 million and $0.7 million during the years ended December 31, 2008, 2007 and 2006, respectively. We do not expect the sales of these products to be significant in the future.

We sell our ICs directly to OEMs and service providers or indirectly through ODMs and distributors. Historically, a small number of customers have accounted for a substantial portion of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future and may increase during 2009. Our top five customers accounted for approximately 62%, 64% and 61% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The customers representing 10% or more of our annual revenue since 2006 were:

	Year Ended December 31,
Customer	2008	2007	2006
Free (service provider)	21%	11%	*	%
devolo AG (OEM)	19	18	19
Lumax International Corporation (distributor)	10	17	17

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. However, we believe that several of our ODM customers produce products using our ICs for a single end-use customer, EchoStar. We estimate that EchoStar’s indirect purchases through its various ODMs would have accounted for approximately 18%, 11% and 12% of our revenue in the aggregate for the years ended December 31, 2008, 2007 and 2006, respectively.

We have experienced variations in demand from most of our customers, including our largest customers. These variations, which will likely continue, are due to a number of factors, including our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs, the rate of adoption of powerline communications in the markets we serve, changes in our product mix and customer base, our efforts to streamline our sales channel, the market acceptance of our products, particularly our new products, and fluctuations in the global economy. We have therefore been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers. In light of the current adverse economic conditions, we believe there will be a higher risk of delays and cancellations in customer orders. In the event of material order delays and cancellations, we will experience significantly greater volatility in our revenue and earnings or losses, as applicable, and this volatility could be more pronounced than expected given our customer concentration. In the event of an order delay or cancellation by a large customer, by a group of customers serving the same indirect customer, or by a large number of smaller customers, we could experience a significant quarterly or annual decline in revenue and increase in operating losses.

A significant portion of our sales are to customers outside the U.S. and Canada, which we consider North America. Sales to customers in Asia accounted for approximately 43%, 42% and 46% of our revenue in 2008, 2007 and 2006, respectively. Sales to customers in Europe accounted for approximately 46%, 38% and 31% of our revenue in 2008, 2007 and 2006, respectively. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented, for geographic regions representing greater than 10% of our revenue.

	Year Ended December 31,
	2008		2007		2006
	(in thousands, except percentages)
Europe	$34,307	46%	$19,965	38%	$10,609	31%
Asia	32,719	43	21,957	42	15,402	46
North America	8,346	11	9,613	18	5,924	18
Other	6	—	778	2	1,783	5

Total	$75,378	100%	$52,313	100%	$33,718	100%

Cost of Revenue

We outsource the wafer fabrication, assembly and test functions of our IC products. We purchase processed wafers on a per wafer basis from our fabrication, or foundry, suppliers, which are currently United Microelectronics Corporation and Chartered Semiconductor Manufacturing, Ltd for our HomePlug-based ICs, and Chartered Semiconductor Manufacturing, Ltd and On Semiconductor for our command and control ICs. We also outsource the assembly, final testing and other processing of our products to third-party contractors. We negotiate wafer fabrication on a purchase order basis and we do not have long-term agreements with any of our third-party contractors. For some of our HomePlug AV-based products, we also purchase analog front-end ICs and line drivers from third parties, which are incorporated into multi-chip modules or chipsets sold by us. Any significant product quality or reliability concerns or disruption in the operations of one or more of our wafer fabrication facilities, assembly or test subcontractors, or third-party analog front-end and line driver IC suppliers would adversely impact the production of our products and our ability to meet customer demand.

Cost of revenue includes primarily the cost of silicon wafers purchased from our foundry suppliers as well as the analog front-end ICs and line drivers we purchase from third parties. In addition, cost of revenue includes other outsourced manufacturing costs and costs associated with the assembling and testing of our ICs. Cost of revenue also includes items such as license expense, purchasing and production planning personnel and related expenses and inventory valuation write-downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Our future cost of goods sold could fluctuate based on the volume of ICs sold and the resulting product mix, which consists of products with different costs per IC.

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

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions. In the first quarter of 2009, we anticipate that several factors will affect our gross profit margins relative to the fourth quarter of 2008. First, as a result of an over-stock situation at one of our service providers, we expect demand for the lower margin HomePlug 1.0 ICs we sell to this customer to decline in the first quarter of 2009 as a percentage of our total product mix, which should positively affect our gross profit margins. Second, we expect that our cost reduction efforts, including limited shipments of our 65 nanometer INT6400 HomePlug AV-based IC and second sourced HomePlug 1.0 with Turbo IC, should also have a positive effect on our gross profit margins. We believe that the improvement in gross margin from these factors will be offset, at least in part, by an anticipated reduction in the sales of our higher margin command and control ICs in the first quarter of 2009.

Research and Development

Research and development expense primarily consists of compensation and associated costs related to development employees and contractors, mask costs, prototype wafers, software and engineering development, software licenses, reference design development costs, development testing and evaluation, occupancy costs, travel, depreciation expense and stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). All research and development costs are expensed as incurred.

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

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, we expect these costs, as a percentage of revenue, to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase for the three months ending March 31, 2009 over our actual spending for these expenses for the three months ended December 31, 2008, as we hire additional personnel, increase research and development expenses and shift resources towards future designs.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, warrant expense, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect that sales and marketing expenses will increase in absolute dollars in the first quarter of 2009, as compared to the corresponding prior year period, primarily related to trade shows and the hiring of additional personnel.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under SFAS 123(R). We expect that general and administrative expense will increase in the first quarter of 2009, as compared to the corresponding prior year period, primarily as a result of continued information technology infrastructure investment and expenses related to our operations as a public company.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash, cash equivalents and short-term investments. In 2007, interest expense consisted of interest on our capital leases and a revolving credit facility with Silicon Valley Bank, under which $9.0 million of credit was available as of December 31, 2007. The revolving credit facility with Silicon Valley Bank was terminated in January 2008. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes. Because our net cash balances have historically exceeded our debt balances, we have earned total other income. We expect our total other income and expense to decline substantially in the first quarter of 2009, as compared to the fourth quarter of 2008, primarily as a result of significantly lower interest rates on our investments.

Provision for Income Taxes

During the year ended December 31, 2008, we recognized $21,000 of income tax benefit related to our Canadian subsidiary and $20,000 in U.S. Federal income tax expense. As of December 31, 2008, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2008.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this filing. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.

We believe the following policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the title and risk of loss have passed to the customer, the sales price is fixed or determinable and collection is reasonably assured. We assess the ability to collect from our customers based on a number of factors, including our assessment of the customer’s credit worthiness and any past transaction history we may have with the customer. If we do not deem the customer creditworthy, we may defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met.

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

Revenue from product sales to distributors is recognized upon shipment provided the conditions of revenue recognition are met. The sale of products to distributors is not contingent upon the distributor selling the product to the end-user, and our distributors generally do not have any rights of return including stock rotation rights. None of our distributors who owned our product at December 31, 2008 have restocking rights. We allow some distributors to return unsold product if we terminate the distribution agreement governing the relationship. If we were to terminate a distributor agreement, we would record a reduction in revenue for the estimated return of unsold inventory at the time the decision was made to terminate the distributor agreement. We have no current intention to terminate any of our distributor agreements in a manner that would result in the return of unsold inventory to us.

We record provisions for estimated price concessions in the form of rebates and most favored nation pricing at the time the related revenue is recorded as well as for products in our channels where we expect price concessions to occur. These estimates are based on reports and information gathered from our customers and other known facts. There were no differences between the estimated price concessions recorded and the actual amounts claimed for price concessions for reported periods.

Inventory and Reserves

Our inventory is stated on a first-in first-out basis at the lower of cost or market value. Cost includes fabricated wafers, purchased integrated circuits, subcontractor costs (such as assembly and test) and third-party license fees. Determining market value of inventory involves numerous judgments, including the determination of average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of revenue.

Allowance for Doubtful Accounts

We determine the requirement for an allowance for doubtful accounts by regularly reviewing our accounts receivable aging categories to identify significant customers with known disputes or collection issues. At December 31, 2008 and 2007, we had no allowance for doubtful accounts, and we have not maintained such an allowance since December 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance provision could be required, which would be included in cost of operations.

Stock-Based Compensation

We account for our stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R), using the prospective transition method. We estimated the fair market value of options granted using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair market value of our common stock, weighted-average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. Prior to our initial public offering in December 2007, the fair market value of our common stock was determined based on contemporaneous, and in certain instances retrospective, valuations using enterprise values based on a combination of financial models that included both a market based and discounted cash flow approach. The enterprise valuation was allocated across our equity securities using the option-pricing method. We used the simplified calculation of expected life described in the SEC Staff Accounting Bulletin 107, and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities we believe have characteristics similar to us. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience.

Freestanding Preferred Stock Warrants

On June 29, 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). This Staff Position affirms that such warrants are subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under Statement 150, the freestanding warrants that were related to our redeemable convertible preferred stock, prior to our initial public offering, are liabilities that were recorded at fair market value.

We estimated the fair market value of these warrants for the year ended December 31, 2006 based on a market transaction that occurred in March 2007. Several qualified institutional buyers, who are existing stockholders, purchased the redeemable convertible preferred stock whose fair market value was independently negotiated from an existing stockholder. We applied the Black-Scholes model based on this market transaction. We recognized $0.3 million and $0.2 million of marketing expense for the years ended December 31, 2007 and 2006, respectively, related to these warrants. There was no expense for the year ended December 31, 2008.

On December 19, 2007, the closing date of our initial public offering, these warrants to purchase shares of our convertible preferred stock became warrants to purchase shares of our common stock. As of December 31, 2008 and 2007, no warrants were exercisable or outstanding.

Provision for Income Taxes

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. At December 31, 2008, we had recorded a full valuation allowance against the net deferred tax asset, based on our belief that available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists.

Consolidated Results of Operations

The following sets forth our selected consolidated statements of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2008		2007		2006
Revenue	$75,378	100.0%	$52,313	100.0%	$33,718	100.0%
Cost of revenue	43,181	57.3	29,151	55.7	18,968	56.3

Gross profit	32,197	42.7	23,162	44.3	14,750	43.7
Cost of operations:
Research and development	15,946	21.2	17,238	33.0	10,856	32.2
Sales and marketing	8,138	10.8	9,007	17.2	7,199	21.3
General and administrative	8,239	10.9	5,229	10.0	5,089	15.1

Operating loss	(126)	(0.2)	(8,312)	(15.9)	(8,394)	(24.9)

Other income (expense):
Interest income	1,172	1.6	958	1.8	637	1.9
Interest expense	—	—	(181)	(0.3)	(61)	(0.2)
Other	(126)	(0.2)	(11)	—	21	0.1

Total other income	1,046	1.4	766	1.5	597	1.8

Income (loss) before income tax benefit	920	1.2	(7,546)	(14.4)	(7,797)	(23.1)
Income tax benefit	1	—	231	0.4	—	—

Net income (loss)	921	1.2	(7,315)	(14.0)	(7,797)	(23.1)
Preferred stock dividends / accretion of redeemable preferred stock	—	—	(6,759)	(12.9)	(5,307)	(15.7)

Net income (loss) attributable to common shareholders	$921	1.2%	$(14,074)	(26.9)%	$(13,104)	(38.8)%

Comparison of Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Revenue	$75,378	44.1%	$52,313	55.1%	$33,718

Revenue. Our revenue for the year ended December 31, 2008 increased in both aggregate unit volume and absolute dollars compared to the year ended December 31, 2007. The increase in revenue was primarily due to the increase in sales of our HomePlug-based ICs, which increased to $72.3 million in 2008 from $49.3 million in 2007, or 46.5%. The sales of our command and control ICs increased to $2.8 million in 2008 from $2.4 million in 2007, or 16.1%. The increase in revenue for 2008 over the prior year was primarily due to a 60.8% increase in unit volumes for our HomePlug-based ICs and a 19.7% increase in average selling prices for our command and control ICs, which was partially offset by a 9.0% decrease in average selling prices for our HomePlug-based ICs and a 3.0% decrease in unit volumes for our command and control ICs.

Our revenue for the year ended December 31, 2007 increased in both aggregate unit volume and absolute dollars compared to the year ended December 31, 2006. The increase in revenue was primarily due to the increase in sales of our HomePlug-based ICs, which increased to $49.3 million in 2007 from $28.7 million in 2006, or 71.8%. The sales of our command and control ICs decreased to $2.4 million in 2007 from $4.3 million in 2006, or 42.9%. The increase in revenue for 2007 over the prior year was primarily due to a 72.3% increase in unit volumes for our HomePlug-based ICs, which was partially offset by a 0.3% decrease in average selling prices for our HomePlug-based ICs, a 42.8% decrease in unit volumes for our command and control ICs and a 0.1% decrease in average selling prices for our command and control ICs.

Sales to our top customers varied for the past three years. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in product and customer mix, transitions to newer products, market acceptance of our products, changes in our customers’ end-customer demand and our customers’ inability to accurately predict their end-customer demand, delays in customer programs using our ICs and our efforts to improve our sales channel. Examples of these factors include:

•

Product and Customer Mix. Sales of our HomePlug-based ICs increased to $72.3 million in 2008 from $49.3 million in 2007 and from $28.7 million in 2006, while sales of our command and control ICs increased to $2.8 million in 2008 from $2.4 million in 2007, which declined from $4.3 million in 2006. With the introduction of our second-generation HomePlug AV-based IC, sales to Free, a service provider, increased as a percentage of revenue in 2008 to 20.6% from 11.4% in 2007. In contrast, sales to Lumax International Corporation, a distributor, declined as a percentage of revenue in 2008 to 10.0% from 16.9% in 2007 due to growth in our overall business.

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on the demand from their end customers and their ability to accurately predict such demand. For example, our sales of HomePlug 1.0 ICs to several ODM customers fluctuate as their customer, EchoStar, makes unexpected changes to its product requirements or alternates the ODM building its product. We estimate that our indirect sales to EchoStar through its various ODMs in 2008 increased as a percentage of revenue to approximately 18% from 11% in 2007. We expect that our indirect sales to EchoStar will decline significantly during the first half of 2009. These changes in end customer demand also affect our customer and product mix.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, Lumax International Corporation now purchases products previously sold to other distributors.

We continue to expect variations in our top customers as a result of these and other developments, including the global economic downturn.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Cost of revenue	$43,181	48.1%	$29,151	53.7%	$18,968
Percent of revenue	57.3%		55.7%		56.3%

Cost of Revenue. The increase in cost of revenue for the years ended December 31, 2008 and 2007 was primarily due to increases in unit sales of our HomePlug-based ICs. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.5 million, $0.4 million and $0.7 million in 2008, 2007 and 2006, respectively. In addition, our expenses for licensing third-party technologies were approximately $1.3 million, $1.2 million and $0.6 million in 2008, 2007 and 2006, respectively.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Gross profit	$32,197	39.0%	$23,162	57.0%	$14,750
Percent of revenue	42.7%		44.3%		43.7%

Gross Profit. Gross profit as a percentage of revenue decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decrease in average selling prices of our

HomePlug-based ICs of 9.0% and changes in product mix as unit sales of our higher margin command and control ICs declined 3.0% in 2008 from 2007. The impact of lower average selling prices and product mix changes in 2008 compared to 2007 was offset by a decrease in unit costs for our HomePlug-based ICs of approximately 6.1%, a decrease in unit costs for our command and control ICs of approximately 8.8%, and an increase in average selling prices for our command and control ICs of approximately 19.7%. In addition, we recorded excess inventory reserves of $0.3 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

Gross profit as a percentage of revenue increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to lower cost of revenue from our purchasing and production planning personnel and related expenses, which was slightly offset by changes in product mix as sales of our higher margin command and control ICs declined 42.9% in 2007 from 2006. Gross profit as a percentage of revenue was also slightly impacted in 2007 compared to 2006 due to a decrease in average selling prices for our HomePlug-based ICs and our command and control ICs of 0.3% and 0.1%, respectively. The impact of lower average selling prices was offset by decreases in unit costs in 2007 compared to 2006 for our HomePlug-based ICs and command and control ICs by approximately 3.2% and 7.7%, respectively. In addition, expenses for our purchasing and production planning personnel were a lower percentage of our revenue in 2007 compared to 2006.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Research and development	$15,946	(7.5)%	$17,238	58.8%	$10,856
Percent of revenue	21.2%		33.0%		32.2%

Research and Development. The decrease in research and development expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to decreased contract and engineering related expenses of $2.0 million for the development of our 65 nanometer HomePlug AV-based IC and decreased recruiting expenses of $0.3 million. In addition, during the year ended December 31, 2007, we incurred a loss on asset disposal of $0.2 million for the write-off of third-party engineering software. The decrease in expense was partially offset by increased salaries, bonuses, stock based compensation and other employee related expenses of $1.1 million, as well as increased engineering expenses of $0.1 million related to the development of future products.

The increase in research and development expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily due to increased engineering expenses of $3.4 million for contractor costs, software tools and other expenses related to the development of our next generation 65 nanometer HomePlug AV-based IC, increased payroll, bonus and recruiting expenses of $2.3 million, occupancy expenses of $0.2 million, asset dispositions of $0.2 million and travel expenses of $0.1 million.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Sales and marketing	$8,138	(9.6)%	$9,007	25.1%	$7,199
Percent of revenue	10.8%		17.2%		21.3%

Sales and Marketing. The decrease in sales and marketing expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to reduced tradeshow expenses and other marketing expenses of $0.4 million, employee travel expenses of $0.2 million and contract labor expenses of $0.1 million. In addition, we incurred $0.3 million of expenses related to performance-based warrants in the year ended December 31, 2007, for which there is no comparable expense in 2008. These decreases were partially offset by increased salaries, bonuses, stock-based compensation and other employee related expenses of $0.1 million.

The increase in sales and marketing expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily due to increased compensation expenses of $1.0 million including payroll related to hiring efforts, bonuses and commissions as well as increased travel expenses, tradeshow expenses and stock-based compensation expenses of $0.3 million, $0.2 million and $0.1 million, respectively. In addition, expenses related to performance-based warrants increased by $0.1 million over the prior year.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
General and administrative	$8,239	57.6%	$5,229	2.8%	$5,089
Percent of revenue	10.9%		10.0%		15.1%

General and Administrative. The increase in general and administrative expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to an increase of $0.6 million in compensation and bonus expenses, $0.4 million in stock-based compensation expenses, $0.3 million in occupancy expenses, and $0.2 million in the aggregate in computer, telephone, travel and contract labor expenses. In addition, accounting and legal fees increased $0.6 million, outside services and investor relations increased $0.4 million, insurance expenses increased $0.3 million, and directors’ fees and expenses increased $0.2 million, all of which were associated with operating as a publicly traded company since December 2007.

The increase in general and administrative expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily due to increases in compensation expenses, professional service expenses, travel, and occupancy expenses of $0.4 million, $0.2 million, $0.1 million and $0.1 million, respectively, which were offset by reductions in bonuses and stock-based compensation expenses of $0.5 million and $0.2 million, respectively.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Total other income	$1,046	36.6%	$766	28.3%	$597
Percent of revenue	1.4%		1.5%		1.8%

Total Other Income. The increase in other income during the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to an increase of $0.2 million in interest income, a decrease of $0.2 million in interest expense and a $0.1 million increase in franchise tax expense. The incremental interest income earned from the increase in cash, cash equivalents and short-term investments during the year ended December 31, 2008 compared to the prior year was partially offset by decreases in interest rates on our invested cash, cash equivalents and short-term investments in the year ended December 31, 2008, compared to the prior year.

The increase in total other income during the year ended December 31, 2007, compared to the year ended December 31, 2006, was primarily due to an increase in cash and cash equivalents, which generated an increase in interest income of $0.3 million.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Income tax benefit	$1	(99.6)%	$231	—	—
Percent of revenue	—		0.4%		—

Income Tax Benefit (Expense). The income tax benefit for 2008 comprises net income tax credits attributable to our Canadian subsidiary of $21,000, almost entirely offset by U.S. Federal income tax expense of $20,000. The income tax benefit for 2007 represents net income tax credits attributable to our Canadian subsidiary.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Consolidated Cash Flow Data:
Net cash used in operating activities	$(66)	$(9,527)	$(7,355)
Net cash used in investing activities	$(22,189)	$(1,804)	$(1,080)
Net cash provided by financing activities	$5,556	$38,427	$16,432
Net (decrease) increase in cash and equivalents	$(16,699)	$27,096	$7,997

Prior to our initial public offering in December 2007, we funded our operations and met our capital expenditure requirements primarily with venture capital and private equity funding. Prior to our initial public offering, between 2003 and 2006, we raised approximately $76.0 million in gross financing proceeds from the issuance and sale of redeemable convertible preferred stock and convertible notes to a number of institutional investors. The proceeds from all of these issuances were primarily used for general business purposes. Some of these funds were used in June 2006 for the repurchase of the shares of stock we issued in connection with our purchase of all the intellectual property and certain assets and the assumption of certain liabilities of Cogency Semiconductor, Inc. in Toronto, Canada in January 2004. In December 2007, we raised approximately $39.0 million net proceeds from our initial public offering, after deducting underwriting discounts, commissions and other offering costs.

In January 2008, we raised approximately $5.5 million in net proceeds, after deducting underwriting discounts, commissions and other offering costs, from the exercise of an over-allotment option held by our underwriters to purchase an additional 1,010,000 shares of our common stock subsequent to our initial public offering in December 2007.

As of December 31, 2008, $20.2 million was invested in marketable investment securities, consisting of U.S. Treasury and U.S. Federal Home Loan Bank System obligations. The investments are considered short-term investments rather than cash and cash equivalents due to their maturities being more than 90 days after our purchase. None of our short-term investments have maturities beyond 180 days.

The shares of our redeemable convertible preferred stock, including the balance of accrued dividends on those shares, were converted into common stock upon the consummation of our initial public offering. All warrants for our common stock were either exercised or forfeited as of December 31, 2007.

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

As of December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $55.6 million, primarily as a result of the net proceeds of $44.6 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007, and from the exercise of the over-allotment option held by our underwriters to purchase additional shares of common stock in January 2008.

As of December 31, 2007, $9.0 million was available under a reducing credit facility with Silicon Valley Bank. On January 22, 2008, this credit facility and all obligations with respect to principal, interest and fees under such credit facility were terminated by us and satisfied in full. We incurred no early termination penalties as a result of the termination.

Operating Activities. Our cash flows used in operating activities are significantly influenced by our investments in personnel and infrastructure intended to position our business for the future, increases in sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We used approximately $0.1 million of net cash in operating activities during the year ended December 31, 2008. The significant uses of cash in operations were increases in accounts receivable and inventory of approximately $2.9 million and $0.3 million, respectively, and decreases in accounts payable and accrued expenses of $0.4 million. We also realized non-cash income of $0.3 million related to the accretion of a discount on investment securities. These uses of cash were offset by net income of $0.9 million and non-cash expenses for stock-based compensation, and depreciation and amortization of $1.7 million and $1.1 million, respectively. In addition, we received research and development tax credits of $0.1 million.

We used approximately $9.5 million of net cash in operating activities during the year ended December 31, 2007. The significant uses of cash in operations were a net loss of $7.3 million, and increases in accounts receivable, inventory, and prepaid expenses and other assets of approximately $3.5 million, $3.3 million and $1.1 million, respectively. These uses of cash were offset by increases in accounts payable and accrued expenses of $2.9 million and non-cash expenses for depreciation and amortization, stock-based compensation, accrued warrants and a loss on disposal of assets of $1.5 million, $0.6 million, $0.3 million and $0.2 million, respectively. In addition, we received research and development tax credits of $0.2 million.

We used approximately $7.4 million of net cash in operating activities during the year ended December 31, 2006. The significant uses of cash in operations were a net loss of $7.8 million and increases in inventory and accounts receivable of $2.0 million and $1.9 million, respectively. These uses of cash were slightly offset by an increase in accounts payable and accrued expenses of $2.2 million and non-cash expenses for depreciation and amortization and stock-based compensation of $1.4 million and $0.7 million, respectively.

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

During the year ended December 31, 2008, we used approximately $22.2 million of net cash in investing activities, primarily due to the purchase of short-term investments of $39.7 million, which was partially offset by the proceeds from the maturity of short-term investments of $19.8 million. We used the remaining $2.3 million to purchase property and equipment, as well as the purchase or development of intangible assets.

During the years ended December 31, 2007 and 2006, respectively, we used approximately $1.8 million and $1.1 million of net cash in investing activities, primarily to purchase property and equipment, as well as for the development of intangible assets.

During 2009, we expect that our cash used in investing activities related to the purchase of property and equipment and the purchase or development of intangible assets will approximate our cash used for these purposes in 2008.

Financing Activities. Prior to our initial public offering, our primary financing activities since 2006 have consisted of financing to fund our operations and the repurchase of shares of redeemable convertible preferred stock and to make payments on capital lease obligations.

During the year ended December 31, 2008, we raised approximately $5.5 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriters’ over-allotment option subsequent to our initial public offering.

During the year ended December 31, 2007, we raised approximately $39.0 million in net proceeds from our initial public offering after deducting underwriting discounts and commissions of $3.2 million and other offering costs of $2.8 million. For the year ended December 31, 2007, we used $0.7 million for capital lease payments.

During the year ended December 31, 2006, we raised approximately $17.8 million in net proceeds from the sale of redeemable convertible preferred stock. For the year ended December 31, 2006, we used $0.8 million to repurchase shares of redeemable convertible preferred stock and $0.6 million to make payments on our capital lease obligations.

Off-balance Sheet Arrangements. We do not have any special purpose entities, and other than operating leases for office space as described in Item 2 of this Annual Report, we had no off-balance sheet financing arrangements as of December 31, 2008, 2007 or 2006.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2008 that is fixed and determinable.

	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$3,972	$1,635	$1,575	$762	$—
Purchase obligations	2,567	2,567	—	—	—

Total	$6,539	$4,202	$1,575	$762	$—

Our principal lease commitments consist of obligations under leases for office space, office equipment and third-party engineering software.

During March 2008, we signed an agreement to lease approximately 12,570 square feet of office space for new corporate headquarters in Orlando, Florida. The initial annual base rent is approximately $289,000, subject to a 5% increase each year. The lease term is 5 years. During June 2008, we entered into a lease agreement for the principal offices of our wholly-owned Canadian subsidiary in Toronto, Canada, which will begin upon the expiration of the current sublease, December 30, 2010, and will expire on December 31, 2012. The annual base rent under this lease is approximately C$147,900 and our annual pro-rata share of certain customary operating expenses for the building is currently estimated to be approximately C$143,514. During December 2008, we signed an agreement to extend the lease for our Ocala, Florida facilities to December 31, 2009 and reduce the area leased to approximately 24,400 square feet. All other terms and conditions of the lease remain the same. The annual base rent is approximately $197,267.

Future Capital Requirements. We believe that the net proceeds from our initial public offering, combined with our existing cash, cash equivalents, short-term investments and any operating cash flow, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months.

In addition, we expect that the net proceeds from our initial public offering will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that funds from our initial public offering, combined with existing cash, cash equivalents, short-term investments and operating cash flow, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. Additional funds may not be available on terms favorable to us or at all, particularly given the current economic downturn and tightening of credit markets.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS No. 160 to have a material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which was issued by the FASB in September 2006. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations, cash flows and disclosures.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b, Effective Date of FASB Statement No. 157 (FSP 157-b), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date was delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact of FSP 157-b on our consolidated financial statements, but do not expect it to have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of December 31, 2008, our cash reserves were maintained primarily in U.S Treasury and U.S. Federal Home Loan Bank System obligations and money market investment accounts totaling $55.6 million. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. We have operating expenses in foreign currencies, predominantly Canadian dollars but also Pounds Sterling and Euros that are converted to U.S. dollars for financial reporting. If these foreign currencies strengthen against the U.S. dollar, this increases our reported operating expenses. These currencies strengthened significantly against the U.S. dollar through July 2008 and then weakened significantly beginning in August 2008 through the end of 2008. As a result, our operating expenses were approximately $0.1 million higher during the year ended December 31, 2008 relative to the year ended December 31, 2007.

We expect to experience further fluctuations in currency exchange rates in the future which may adversely affect our revenue and operating margins. If foreign currencies strengthen against the U.S. dollar, inventory and expenses denominated in foreign currencies will become more expensive. Alternatively, if the value of the U.S. dollar increases relative to other currencies, the effective cost of our ICs for customers that use such currencies for their operations could increase, thereby reducing demand for our products or increasing customer pressure for price reductions that could adversely affect our gross margins. Furthermore, any of our competitors who are foreign companies could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We do not use derivative financial instruments to hedge against currency or other risks in our investment portfolio.

Item 8.	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this Form 10-K and is set forth beginning at page F-1. See Item 15(a)(1).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Prior to filing this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance of the achievement of these objectives.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment is supported by testing and monitoring by our finance organization of the design, operation and effectiveness of financial reporting controls and supporting documentation. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young has issued an attestation report on our internal control over financial reporting which is included at the end of this section.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation described in this Item 9A that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Intellon Corporation

We have audited Intellon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intellon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Intellon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the 2008 consolidated financial statements of Intellon Corporation and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Independent Certified Public Accountant

Jacksonville, Florida

March 11, 2009

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our 2009 Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and such information will be included in the 2009 Proxy Statement and is hereby incorporated herein by reference. With the exception of the information specifically incorporated herein by reference from our 2009 Proxy Statement into this Annual Report on Form 10-K, our 2009 Proxy Statement shall not be deemed to be filed as part of this Annual Report on Form 10-K. Without limiting the foregoing, the discussions under the headings “Report of the Audit Committee” and “Report of the Compensation Committee” in our 2009 Proxy Statement are expressly excluded from any incorporation by reference into this Annual Report on Form 10-K and are not deemed “filed” with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors and nominees and compliance with Section 16(a) of the Exchange Act, as well as additional information regarding our Code of Business Conduct and our Audit Committee, is contained in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of December 31, 2008, and is incorporated herein by reference.

The required information regarding executive officers is set forth in Part I of this Annual Report on Form 10-K under an unnumbered item captioned “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), controller and any person performing similar functions) and employees. The Code of Business Conduct is available on our website at www.intellon.com. We will disclose on our website amendments to, or waivers from, our Code of Business Conduct applicable to our directors and executive officers, including our Chief Executive Officer and our Chief Financial Officer, in accordance with applicable laws and regulations.

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Douglas Norby (Chairperson), Scott Ungerer and Walter Amaral. All of such members meet the independence standards established by NASDAQ for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our board of directors has determined that both Douglas Norby and Walter Amaral qualify as an “audit committee financial expert” within the meaning of such regulations.

Item 11.	Executive Compensation.

The information required by this Item 11 is contained in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is contained in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is contained in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is contained in the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on Page F-1 of this Annual Report.

(2) Financial Statements Schedule

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 3 to the Consolidated Financial Statements on page F-14 of this Annual Report. All other financial statement schedules are not applicable.

(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Incorporation by Reference
Exhibit Number	Description	Form	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	November 8, 2007

3.2	Bylaws, as amended	S-1	November 8, 2007

4.1	Specimen Common Stock Certificate	S-1	November 8, 2007

4.2	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006	S-1	July 12, 2007

10.1	Form of Indemnification Agreement for directors and executive officers	S-1	August 28, 2007

10.2	Third Amended and Restated 2000 Employee Incentive Plan	S-1	October 4, 2007

10.3	Forms of Stock Option Agreements under 2000 Employee Incentive Plan	S-1	July 12, 2007

10.4	Form of Notice of Grant of Restricted Stock under 2000 Employee Incentive Plan	S-1	July 12, 2007

10.5	Director Stock Plan	S-1	July 12, 2007

10.6	Form of Restricted Stock Agreement under Director Stock Plan	S-1	July 12, 2007

10.7	2007 Equity Incentive Plan	S-1	October 4, 2007

10.8	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan	8-K	March 3, 2009

10.9	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan	S-1	October 4, 2007

Incorporation by Reference
Exhibit Number	Description	Form	Filing Date	Filed Herewith

10.10	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan	8-K	March 3, 2009

10.11	2007 Employee Stock Purchase Plan	S-1	October 4, 2007

10.12	Business Lease Agreement between Intellon Corporation and E&E Investments, dated December 16, 2008	8-K	December 19, 2008

10.13	Office Lease Agreement between Intellon Corporation and CA-The Concourse Limited Partnership, dated as of December 16, 2003, as amended	S-1	July 12, 2007

10.14	Offer to Sublease between Intellon Corporation and PlateSpin Ltd., dated June 22, 2007 and Lease Agreement between PlateSpin Ltd. and Lead Sky Enterprises Limited, dated January 1, 2006	S-1	October 4, 2007

10.15	Office Lease between Lead Sky Enterprises Limited, as Landlord, Intellon Canada Inc., as Tenant, and Intellon Corporation, as Indemnitor, dated June 20, 2008	8-K	June 25, 2008

10.16	Office Lease Agreement between Intellon Corporation and Citadel II Limited Partnership, dated March 7, 2008	8-K	March 12, 2008

10.17	Third Amended and Restated Employment Agreement between Intellon Corporation and Charles E. Harris, dated as of September 27, 2007	S-1	October 4, 2007

10.18	Amended and Restated Employment Agreement between Intellon Corporation and Rick E. Furtney, dated as of September 27, 2007	S-1	October 4, 2007

10.19	Offer Letter Agreement between Intellon Corporation and Brian T. McGee, dated January 7, 2007	S-1	July 12, 2007

10.20	Offer Letter Agreement between Intellon Corporation and William E. Earnshaw, dated July 5, 1994	S-1	July 12, 2007

10.21	Offer Letter Agreement between Intellon Corporation and William P. Casby, dated August 13, 2004	S-1	July 12, 2007

10.22	Form of Severance Agreement	S-1	August 28, 2007

10.23†	Technology Collaboration and License Agreement, dated June 10, 2005	S-1	December 11, 2007

10.24	HomePlug Powerline Alliance Sponsor’s Agreement, between Intellon Corporation and the HomePlug Powerline Alliance, Inc., effective March 11, 2009.			X

21.1	List of Subsidiaries	S-1	November 8, 2007

23.1	Consent of Independent Registered Public Accounting Firm			X

24.1	Power of Attorney (included in signature pages)			X

Incorporation by Reference
Exhibit Number	Description	Form	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

†	Confidential treatment has been granted with respect to selected portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES E. HARRIS Charles E. Harris	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 13, 2009

/S/ BRIAN T. MCGEE Brian T. McGee	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/S/ WALTER D. AMARAL Walter D. Amaral	Director	March 13, 2009

/S/ RICHARD I. GOLDSTEIN Richard I. Goldstein	Director	March 13, 2009

/S/ R. DOUGLAS NORBY R. Douglas Norby	Director	March 13, 2009

/S/ GARY RUBINOFF Gary Rubinoff	Director	March 13, 2009

/S/ SCOTT B. UNGERER Scott B. Ungerer	Director	March 13, 2009

/S/ JAMES E. VANDER MEY James E. Vander Mey	Director	March 13, 2009

INTELLON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Intellon Corporation

We have audited the accompanying consolidated balance sheets of Intellon Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and shareholders’ equity (deficit) , and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellon Corporation at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), Intellon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

Jacksonville, Florida

March 11, 2009

Intellon Corporation

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$35,375	$52,074
Short-term investments	20,230	—
Accounts receivable	11,532	8,658
Inventory, net	8,029	7,749
Prepaid expenses	961	957
Other current assets	350	499

Total current assets	76,477	69,937
Property and equipment, net	2,241	1,728
Intangible assets, net	2,403	1,756
Other assets	100	—

Total assets	$81,221	$73,421

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,843	$6,994
Accrued expenses	2,166	2,420

Total current liabilities	9,009	9,414

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 200,000 shares authorized; 31,341 (2008) and 30,336 (2007) issued and outstanding	3	3
Additional paid in capital	207,890	200,606
Accumulated deficit	(135,681)	(136,602)

Total shareholders’ equity	72,212	64,007

Total liabilities and shareholders’ equity	$81,221	$73,421

See accompanying notes to consolidated financial statements.

Intellon Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenue	$75,378	$52,313	$33,718
Cost of revenue	43,181	29,151	18,968

Gross profit	32,197	23,162	14,750
Cost of operations:
Research and development	15,946	17,238	10,856
Sales and marketing	8,138	9,007	7,199
General and administrative	8,239	5,229	5,089

Operating loss	(126)	(8,312)	(8,394)

Other income (expense):
Interest income	1,172	958	637
Interest expense	—	(181)	(61)
Other	(126)	(11)	21

Total other income	1,046	766	597

Income (loss) before income tax benefit	920	(7,546)	(7,797)
Income tax benefit	1	231	—

Net income (loss)	921	(7,315)	(7,797)
Preferred stock dividends/accretion of redeemable preferred stock	—	(6,759)	(5,307)

Net income (loss) attributable to common shareholders	$921	$(14,074)	$(13,104)

Net income (loss) attributable to common shareholders per common share:
Basic	$0.03	$(4.25)	$(9.19)

Diluted	$0.03	$(4.25)	$(9.19)

Weighted-average number of shares used in per share calculations:
Basic	30,865	3,311	1,428

Diluted	31,152	3,311	1,428

See accompanying notes to consolidated financial statements.

Intellon Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock			Shareholders’ Equity (Deficit)
	Series A	Series B	Series C	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(in thousands)
Balance, December 31, 2005	$37,468	$25,572	$—	2,412	$—	$79,541	$(121,648)	$(42,107)
Net loss	—	—	—	—	—	—	(7,797)	(7,797)
Repurchase of preferred stock	(827)	—	—	—	—	—	—	—
Issuance of convertible preferred stock, net of issuance costs of $187	—	—	17,813	—	—	—	—	—
Restricted stock grants, net of forfeitures	—	—	—	599	—	1	—	1
Stock options exercised	—	—	—	3	—	—	—	—
Stock-based compensation	—	—	—	—	—	712	—	712
Accrued dividends on preferred stock	2,904	2,206	71	—	—	(5,181)	—	(5,181)
Accretion of preferred stock to redemption price	—	124	2	—	—	(126)	—	(126)

Balance, December 31, 2006	39,545	27,902	17,886	3,014	—	74,947	(129,445)	(54,498)
Cumulative effect of adjustments resulting from the adoption of FIN 48	—	—	—	—	—	—	158	158

Adjusted Balance at December 31, 2006	39,545	27,902	17,886	3,014	—	74,947	(129,287)	(54,340)
Net loss	—	—	—	—	—	—	(7,315)	(7,315)
Restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—
Exercise of warrants	—	407	—	32	—	243	—	243
Stock-based compensation	—	—	—	—	—	632	—	632
Accrued dividends on preferred stock	2,912	2,130	1,567	—	—	(6,609)	—	(6,609)
Accretion of preferred stock to redemption price	—	114	36	—	—	(150)	—	(150)
Conversion of redeemable convertible preferred stock and associated dividends	(42,457)	(30,553)	(19,489)	19,790	2	92,497	—	92,499
Proceeds from initial public offering, net of issuance costs	—	—	—	7,500	1	39,046	—	39,047

Balance, December 31, 2007	—	—	—	30,336	3	200,606	(136,602)	64,007
Net income	—	—	—	—	—	—	921	921
Restricted stock forfeitures	—	—	—	(10)	—	—	—	—
Stock options exercised	—	—	—	5	—	7	—	7
Stock-based compensation	—	—	—	—	—	1,728	—	1,728
Proceeds from initial public offering over-allotment, net of issuance costs	—	—	—	1,010	—	5,549	—	5,549

Balance, December 31, 2008	$—	$—	$—	31,341	$3	$207,890	$(135,681)	$72,212

See accompanying notes to consolidated financial statements.

Intellon Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating Activities
Net income (loss)	$921	$(7,315)	$(7,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,028	1,470	1,308
Amortization of intangible assets	64	47	44
Stock-based compensation	1,728	632	712
Accretion of discount on investment securities	(295)	—	—
Other	2	545	228
Changes in operating assets and liabilities:
Accounts receivable	(2,874)	(3,514)	(1,945)
Inventory	(280)	(3,261)	(1,979)
Prepaid expenses and other assets	(30)	(1,143)	(14)
Income tax refund	75	159	—
Deferred loan costs	—	—	(65)
Accounts payable and accrued expenses	(405)	2,853	2,153

Net cash used in operating activities	(66)	(9,527)	(7,355)

Investing Activities
Purchase of property and equipment	(1,543)	(1,468)	(806)
Purchase of short-term investments	(39,685)	—	—
Proceeds from maturity of short-term investments	19,750	—	—
Purchase of intangible assets	(711)	(336)	(274)

Net cash used in investing activities	(22,189)	(1,804)	(1,080)

Financing Activities
Proceeds from issuance of preferred stock, net of issuance costs	—	—	17,813
Proceeds from issuance of common stock, net of issuance costs	5,549	39,047	—
Proceeds from exercise of stock options	7	—	—
Proceeds from exercise of warrants	—	94	—
Repurchase of preferred stock	—	—	(827)
Payments on capital lease obligations	—	(714)	(554)

Net cash provided by financing activities	5,556	38,427	16,432

Net (decrease) increase in cash and cash equivalents	(16,699)	27,096	7,997
Cash and cash equivalents, beginning of year	52,074	24,978	16,981

Cash and cash equivalents, end of year	$35,375	$52,074	$24,978

Supplemental Cash Flow Information
Cash paid for income taxes	$(57)	$—	$—

Cash paid for interest	$(20)	$(87)	$(59)

See accompanying notes to consolidated financial statements.

Intellon Corporation

Notes to the Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Description of Company

Intellon Corporation designs, develops, manufactures and markets integrated circuits (ICs) for powerline communications, or high-speed communications over existing electrical wiring. We provide HomePlug-based and other powerline ICs for home networking, networked entertainment, broadband over powerline access, Ethernet-over-Coax , smart grid management and other commercial applications. We believe our company is a leader in powerline networking technology, IC sales and product enablement. We also believe we are well positioned to capitalize on the growth in home networking, audio and video connectivity and the convergence of the personal computer and consumer electronics environments. The company operates in one segment: the design, license and marketing of integrated circuits.

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

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pricing, product returns, doubtful accounts, inventory valuation reserves, investments, intangible assets, income taxes and related valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collection is reasonably assured. We assess the ability to collect from our customers based on a number of factors, including our assessment of the customer’s credit worthiness and any past transaction history we may have with the customer. If we do not deem the customer credit worthy, we may defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met.

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

Revenue from product sales to distributors is recognized upon shipment provided the conditions of revenue recognition are met. The sale of products to distributors is not contingent upon the distributor selling the product to the end-user and our distributors generally do not have any rights of return including stock rotation rights. None of our distributors who owned our product at December 31, 2008 have restocking rights. We allow some distributors to return unsold product if we terminate the distribution agreement governing the relationship. If we were to terminate a distributor agreement, we would record a reduction in revenue for the estimated return of unsold inventory at the time the decision was made to terminate the distributor agreement. We have no current intention to terminate any of our distributor agreements in a manner that would result in the return of unsold inventory to us.

We record provisions for estimated price concessions in the form of rebates and most favored nation pricing at the time the related revenue is recorded as well as for products in our channels where we expect price concessions to occur. These estimates are based on reports and information gathered from our customers and other known facts. There were no differences between the estimated price concessions recorded and the actual amounts claimed for price concessions for reported periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand deposit accounts, and money market accounts. For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

Short-term investments include a portfolio of marketable securities, which we classify as held-to-maturity because our management has the intent and ability to hold these securities to maturity. Held-to-maturity investments are stated at amortized cost, which approximates fair value. Interest income is accrued as earned. We do not have any investments classified as available-for-sale or trading.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject us to credit risk consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, such as letters of credit, whenever deemed necessary.

A change in or loss of one or more of our customers could adversely effect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Year Ended December 31,
	2008	2007	2006
Free (service provider)	21%	11%	*	%
devolo AG (OEM)	19	18	19
Lumax International Corporation (distributor)	10	17	17

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

In general, we are not able to track the amount of our product sold by our original equipment manufacturer (OEM), original design manufacturer (ODM) and distributor customers to their ultimate end-use customers. However, we believe that several of our ODM customers produce products using our ICs for a single end-use customer, EchoStar Corporation (EchoStar). We estimate that EchoStar’s indirect purchases through its various ODMs would have accounted for approximately 18%, 11% and 12% of our revenue in the aggregate for the years ended December 31, 2008, 2007 and 2006, respectively.

Three customers accounted for a total of 57%, 58% and 45% of accounts receivable at December 31, 2008, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We determine the requirement for an allowance for doubtful accounts by regularly reviewing our accounts receivable aging categories to identify significant customers with known disputes or collection issues. At December 31, 2008 and 2007, we had no allowance for doubtful accounts, and we have not maintained such an allowance since December 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance provision could be required, which would be included in cost of operations.

Fair Market Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The respective carrying value of these financial instruments approximates fair market value since they are short-term in nature or are receivable or payable on demand. Fair market value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of period end.

Inventory

Our inventory is stated on a first-in first-out basis at the lower of cost or market value. Cost includes fabricated wafers, purchased integrated circuits, subcontractor costs (such as assembly and test) and third-party

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

license fees. Determining market value of inventory involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of revenue.

Intangible Assets

Our intangible assets consist of trademarks and patents which are amortized over a period of 10 and 17 years, respectively.

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

Asset Impairment

When events or circumstances indicate possible impairment, we perform an evaluation to determine if an impairment of long-lived and intangible assets used in operations exists, using undiscounted estimated future operating cash flows attributable to such assets compared to the assets’ carrying amount. If we determine that assets have been impaired, the measurement of impairment will be equal to the excess of the carrying amount of such assets over the discounted estimated future operating cash flows, using a discount rate commensurate with the risks involved. We would reflect the impairment through a reduction in the carrying value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or estimated fair market value less costs to dispose. No impairment losses have been recognized for the years ended December 31, 2008, 2007 or 2006.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 31, 2008, our total deferred tax assets were principally comprised of net operating loss carryforwards. As of December 31, 2008, based on the available objective evidence, we believe it is more likely than not that our deferred tax assets

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

will not be realizable in the foreseeable future. We based this belief primarily on the fact that we have incurred cumulative pre-tax losses in all years since inception with the exception of the year ended December 31, 2008. Accordingly, we provided a full valuation allowance against our net deferred tax assets as of December 31, 2008. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair market values recognized over the requisite service period. We used the prospective transition method, under which SFAS 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.

We estimated the fair market value of options using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair market value of our common stock, the weighted-average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. For awards prior to our IPO in December 2007, the fair market value of our common stock was determined based on contemporaneous, and in certain instances retrospective valuations using enterprise values based on a combination of financial models that included both a market based and discounted cash flow approach. The enterprise valuation was allocated across our equity securities using the option-pricing method. We used the simplified calculation of expected life described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities we believe have characteristics similar to us. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. See Note 5—Stock-Based Compensation for additional information.

For the years ended December 31, 2008, 2007 and 2006, the fair value of stock options was estimated at the grant date using the following assumptions:

	Year ended December 31,
	2008	2007	2006
Dividend yield	None	None	None
Expected volatility	48.0% – 68.8%	48.2% – 55.7%	56.9% – 59.5%
Risk-free interest rate	0.7% – 4.0%	2.9% – 4.9%	4.6% – 5.0%
Expected lives (years)	2.2 – 10.0	1.5 – 10.0	3.25

Foreign Currency Translation

Our foreign subsidiaries are considered an extension of the U.S. company and any remeasurement gains and losses related to these subsidiaries are included in research and development and general and administrative expenses. As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary’s functional currency) are also included in research and development and general and administrative expenses. These gains and losses have historically been immaterial to our financial statements.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

Segment and Geographic Information

We follow the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131) and identify our operating segment based on business activities, management responsibility and geographic location. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for the purpose of evaluating financial performance and allocating resources. We have one business activity with no segment managers who are held accountable for operations and operating results below the consolidated unit level. Based on our review of SFAS 131, we have determined that we are organized as, and operate in, one reportable segment: the design, license and marketing of integrated circuits.

Revenue by geographic area is presented based upon the country of destination. Export sales were $67.1 million, $42.7 million and $28.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers in Asia is ultimately shipped to end-markets in the Americas and Europe. Although a significant portion of our revenue is from customers located outside of the U.S., all sales are denominated in U.S. dollars.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS 160 to have a material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which was issued by the FASB in September 2006. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b, Effective Date of FASB Statement No. 157 (FSP 157-b), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date was delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact of FSP 157-b on our consolidated financial statements, but do not expect it to have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

2.	Short-Term Investments

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

Our marketable securities consist of a laddered portfolio of investment grade debt instruments consisting of obligations of the U.S. Treasury and U.S. Federal Home Loan Bank System. None of our held-to-maturity investments had maturities beyond 180 days as of December 31, 2008. In addition, none of our held-to-maturity investments had maturities beyond 182 days at the time of purchase.

At December 31, 2008, held-to-maturity investments, all of which were included in short-term investments, included (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$17,993	$7	$—	$18,000
U.S. Federal Home Loan Bank System securities	2,237	13	—	2,250

Total short-term investments	$20,230	$20	$—	$20,250

The weighted average maturities for the U.S. Treasury securities and the U.S. Federal Home Loan Bank System securities were 0.3 months and 3.1 months, respectively. The weighted average maturity for total short-term investments was 0.6 months.

We had no held-to-maturity, available-for-sale, or trading marketable investment securities at December 31, 2007.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

3.	Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2008	2007
Finished goods	$3,103	$3,258
Work-in-process	5,186	5,070
Raw materials	104	138

	8,393	8,466
Less: inventory reserves for obsolescence and excess inventory	364	717

Inventory, net	$8,029	$7,749

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventory for the stated periods (in thousands):

	Year ended December 31,
	2008	2007	2006
Balance, beginning of period	$717	$636	$680
Additions charged to cost of revenue	259	93	—
Deductions	(612)	(12)	(44)

Balance, end of period	$364	$717	$636

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Furniture and office equipment	$343	$182
Research and production equipment	8,656	8,049
Computer equipment and software	2,623	2,259
Leasehold improvements	965	573

	12,587	11,063
Less: accumulated depreciation and amortization	10,346	9,335

Property and equipment, net	$2,241	$1,728

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2008	2007
Patents	$2,696	$1,978
Trademarks	66	72
Trademarks not subject to amortization	9	9

	2,771	2,059
Less: accumulated amortization	368	303

Intangible assets, net	$2,403	$1,756

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

In 2008, we acquired the right to license and sub-license a patent for $125,000, with a life of 12.4 years. This patent is included on the Patents line in the table above.

The estimated future annual amortization expense, as of December 31, 2008, is expected to be as follows (in thousands):

2009	$84
2010	159
2011	155
2012	154
2013	153
Thereafter	1,689

Total expected amortization expense	$2,394

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued vacation	$610	$608
Accrued employee incentives / bonuses	927	887
Other	629	925

Total accrued expenses	$2,166	$2,420

4.	Net Income (Loss) Attributable to Common Shareholders

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock, warrants to purchase redeemable convertible preferred stock and redeemable convertible preferred stock. For the year ended December 31, 2008, diluted net income per common share includes the dilutive effects of stock options and restricted common stock. Because we reported a net loss for the years ended December 31, 2007 and 2006, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for those periods because the effect would have been antidilutive. The excluded potential common shares for the years ended December 31, 2008, 2007 and 2006 consist of the following (weighted average in thousands):

	December 31,
	2008	2007	2006
Restricted common stock	—	712	1,148
Contingent restricted common stock	94	94	34
Options to purchase common stock	2,315	747	23
Warrants to purchase common stock	—	—	2
Warrants to purchase redeemable convertible preferred stock	—	307	321
Redeemable convertible preferred stock	—	16,143	13,970

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$921	$(7,315)	$(7,797)
Preferred stock dividends/accretion of redeemable preferred stock	—	(6,759)	(5,307)

Net income (loss) attributable to common shareholders	$921	$(14,074)	$(13,104)

Denominator: Weighted average shares outstanding	31,299	4,117	2,610
Less: Unvested common shares outstanding	434	806	1,182

Denominator for net income (loss) per share basic	30,865	3,311	1,428
Effect of dilutive securities:
Incremental common shares attributable to vesting of restricted stock	255	—	—
Incremental common shares attributable to exercise of outstanding stock options	32	—	—

Denominator for net income (loss) per share diluted	31,152	3,311	1,428

Net income (loss) per share basic	$0.03	$(4.25)	$(9.19)

Net income (loss) per share diluted	$0.03	$(4.25)	$(9.19)

5.	Stock-Based Compensation

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

2000 Plan and Director Plan. As of December 14, 2007, the effective date of the IPO, the 2000 Plan and Director Plan became limited in operation to govern only past grants under these plans. No further equity grants were, or will be, made under these plans after that date. Instead, those shares reserved but unissued under these plans, including any shares returned to the plans, have been, and will be, reserved and made available for issuance under the 2007 Plan. However, past grants under these plans that were outstanding as of the effective date of the IPO will continue to be governed by their existing terms and may be exercised for shares of common stock at anytime prior to the expiration of the option term or any earlier termination of the grant in connection with the grantee’s cessation of service with us.

Our 2000 Plan provided for the grant of incentive stock options (ISOs) to our employees and any subsidiary corporations’ employees, and for the grant of non-qualified stock options (NQSOs) and restricted common stock to our employees and consultants and our subsidiary corporations’ employees and consultants. ISOs granted under the 2000 Plan have a maximum term of 10 years, vest as determined by the Compensation Committee of the board of directors, and have an exercise price equal to the fair market value (110% of the fair market value of incentive stock options granted to 10% or greater stockholders) of the shares on the date of grant. The exercise price and vesting of each nonqualified stock option and restricted common stock award granted under the 2000

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

Plan were determined by the Compensation Committee. Certain restricted common stock awards were intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The vesting of such awards was contingent on the satisfaction of performance goals established by the Compensation Committee. Grants and awards under the 2000 Plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service.

The Director Plan provided for the grant of NQSOs and restricted common stock to our non-employee directors at an exercise price determined by the board of directors on the date of grant. The term and vesting of each option or restricted common stock grant under the Director Plan was determined by the board of directors, subject to a maximum exercise or vesting period of 10 years.

As of December 31, 2008, options and restricted common stock covering approximately 1.4 million shares of our common stock were outstanding under the 2000 Plan and no options or restricted common stock were outstanding under the Director Plan.

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

We have reserved approximately 2.3 million shares of our common stock for issuance pursuant to the 2007 Plan. As of December 31, 2008, options covering approximately 1.7 million shares of our common stock were outstanding and approximately 680,000 shares were available for future grant under this plan. Our 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on January 1 of each year, beginning with our 2009 fiscal year, equal to the least of (a) 4% of the outstanding shares of our common stock on the immediately preceding December 31, (b) 2,000,000 shares, or (c) such other amount as our board of directors may determine. On January 1, 2009, the number of shares available for issuance in the 2007 Plan increased by approximately 1.3 million shares pursuant to this provision.

The exercise price of options granted under our 2007 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns over 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Grants and awards under the 2007 Plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service.

Our 2007 Plan will automatically terminate in 2017, unless we terminate it sooner. In addition, our board of directors has the authority to amend, alter, suspend or terminate the 2007 Plan provided such action does not impair the rights of any participant.

Stock-Based Compensation Expense

Prior to our IPO, in our determination of stock based compensation expense under both Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS 123(R), we have estimated the fair market value of our common stock. The primary approach we used for estimating the fair market value of our common stock was the probability-weighted expected return method, consistent with the

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

recommendations of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Prior to our IPO, as our securities were not publicly traded or subject to any market evaluation of fair market value, we utilized valuation methodologies commonly used in the valuation of private company equity securities.

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

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

The valuation dates selected by us and the resultant increases in the estimated fair market value of our common stock were based on a number of factors. As of the April 30, 2006 valuation date, we had completed our first HomePlug AV-based IC. As a result, we expected revenue to increase materially during 2006 over 2005 as well as in future years. As of the December 31, 2006 valuation date we closed our Series C redeemable convertible preferred stock financing in December 2006. In addition to a higher price per preferred share over our Series B redeemable convertible preferred shares, the Series C financing eliminated a number of benefits to the preferred stockholders in favor of the common stockholders. Due to the increase in valuation of the common stock as of the April 30, 2006 and December 31, 2006 valuation dates, we retrospectively performed a valuation of the fair value of our common stock as of October 31, 2005 and September 30, 2006. During the periods on or near October 31, 2005 and September 30, 2006 considerable shares of restricted common stock were granted to officers and employees. For the valuation dates of April 30, 2007 and June 30, 2007, we had granted a considerable number of stock options to our officers and employees. Also, within those dates, we held the organizational meeting for our IPO with our investment bankers, attorneys and accountants on May 15, 2007. In addition, we began shipping our second generation HomePlug AV-based IC during this period.

As discussed in Note 1, we adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. Under SFAS 123(R), we estimate the fair market value of stock options granted after December 31, 2005 on the grant date using the Black-Scholes option valuation model and apply the straight-line method of expense amortization.

The fair value of the stock options granted to employees, officers and non-employee board members for the years ended December 31, 2008, 2007 and 2006 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2008	2007	2006
Dividend yields	None	None	None
Expected volatility	51.4%	50.7%	58.6%
Risk-free interest rate	2.4%	4.6%	4.8%
Expected lives (in years)	3.3	4.1	3.3
Weighted average fair value at grant date	$2.04	$7.25	$1.42

The following table summarizes the stock-based compensation expense related to stock options and restricted common stock grants under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006, which was allocated as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Share-based compensation expense by caption:
Research and development	$517	$69	$21
Sales and marketing	409	139	19
General and administrative	802	424	672

Total stock-based compensation expense	$1,728	$632	$712

Share-based compensation expense by type of award:
Stock options	$1,538	$201	$4
Restricted stock	190	431	708

Total stock-based compensation expense	$1,728	$632	$712

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

No tax benefit has been recognized on the stock-based compensation expense. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

Stock Option Activity

The following table summarizes option activity for all of our stock options:

	Shares Covered by Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual term)
Outstanding, December 31, 2005	3	$1.43		$1
Granted	66	1.04
Exercised	(3)	0.06		3
Canceled	(4)	1.86

Outstanding, December 31, 2006	62	1.04	9.7	162
Granted	1,376	7.27
Exercised	—	—
Canceled	(45)	5.52

Outstanding, December 31, 2007	1,393	7.05	9.5	1,755
Granted	1,479	5.47
Exercised	(5)	1.42		11
Canceled	(89)	7.07

Outstanding, December 31, 2008	2,778	6.22	9.1	60

Options vested and expected to vest after December 31, 2008	2,719	6.22	8.9	58

Options exercisable at December 31, 2008	433	6.53	8.4	32

At December 31, 2008, the total unrecognized stock-based compensation related to options granted under our share-based compensation plans accounted for under SFAS 123(R) was approximately $6.5 million. These options had a remaining weighted-average period of 2.9 years over which the expense is expected to be recognized.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

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

	Restricted Common Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding, December 31, 2005	1,286	$0.11
Granted	728	1.70
Vested	(854)	0.82
Forfeited	(129)	0.06

Outstanding, December 31, 2006	1,031	0.66
Granted	58	4.34
Vested	(465)	0.84
Forfeited	(57)	0.17

Outstanding, December 31, 2007	567	1.24
Granted	—	—
Vested	(242)	0.93
Forfeited	(10)	0.18

Outstanding, December 31, 2008	315	$1.50

During 2006, two senior executives received 681,722 restricted common stock awards that have special vesting. One senior executive received a restricted common stock award that vested at the date of grant. One senior executive received two restricted common stock awards. One of the restricted common stock awards, which totaled 336,834 shares, was subject to a four year vesting schedule, provided that 25% of the shares vested on the date of grant. In addition, if the executive is terminated within 12 months following a change in control as defined in the executive’s employment agreement, the executive will be entitled to full vesting of all of his outstanding equity awards, including this award. The fair market value of this award is being amortized over the vesting period. The second award, which totaled 84,209 shares, vests upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement. The IPO did not meet the minimum specified value required to vest these shares. The second restricted common stock award shall not be accelerated for any other reason and the grant shall be forfeited if the foregoing criterion is not met. No compensation expense was recognized for the second award, as it was not probable that the performance criterion would be met at December 31, 2008, 2007 or 2006. Stock-based compensation expense related to the other restricted common stock awards described above amounted to approximately $110,000, $110,000 and $642,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

During January 2007, one senior executive received two restricted common stock awards which totaled 51,260 shares. One of the restricted stock awards, which totaled 41,008 shares, was subject to a four year vesting schedule; provided that 25% of the shares vested on the date of grant. In addition, if the executive is terminated

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

within 12 months following a change in control as defined in the executive’s employment agreement, the executive will be entitled to full vesting of all of his outstanding equity awards, including this award. The second award, which totaled 10,252 shares, vests upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement. The IPO did not meet the minimum specified value required to vest these shares. The second restricted common stock award shall not be accelerated for any other reason and the grant shall be forfeited if the foregoing criterion is not met. No compensation expense was recognized for the second award, as it was not probable that the performance criterion would be met at December 31, 2007. Stock based compensation expense related to the other restricted common stock award described above amounted to approximately $30,000 and $62,000 for the years ended December 31, 2008 and 2007, respectively.

The total unrecognized stock-based compensation expense for restricted stock was approximately $451,000 as of December 31, 2008. The total unrecognized stock-based compensation expense related to restricted stock awards subject to a four year vesting schedule was approximately $264,000 as of December 31, 2008. These unvested restricted common stock awards will vest on a weighted-average basis over a period of 0.9 years from December 31, 2008. The total unrecognized stock-based compensation expense related to awards which vest upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement, was approximately $187,000 as of December 31, 2008.

6.	Employee Benefits Plans

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

We have bonus plans, which provide incentive compensation for certain officers and employees. Amounts charged to expense for such incentive compensation totaled approximately $1.7 million, $1.4 million and $2.2 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Our board of directors and stockholders have adopted an Employee Stock Purchase Plan (ESPP). However, our ESPP is structured to not go into effect immediately but instead allow our board of directors to select a future date, if at all, upon which to implement the ESPP.

7.	Common Shares Reserved

We reserved the following number of shares of common stock for future issuance:

	December 31,
	2008	2007	2006
Outstanding stock options	2,777,722	1,392,548	61,740
Shares available for future grants and other awards under existing plans	680,137	2,060,375	718,102
Warrants outstanding	—	—	320,925
Conversion of Series A redeemable convertible preferred stock	—	—	8,215,933
Conversion of Series B redeemable convertible preferred stock	—	—	5,461,534
Conversion of Series C redeemable convertible preferred stock	—	—	2,460,423

Total common shares reserved	3,457,859	3,452,923	17,238,657

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

8.	Redeemable Convertible Preferred Stock

On March 15, 2005, we raised $16.5 million of new capital through the sale of our Series B redeemable convertible preferred stock (Series B). In connection with this transaction, all of our Series A-1 redeemable convertible preferred stock (Series A-1) and Series A-2 redeemable convertible preferred stock (Series A-2) were reclassified into shares of a Series A redeemable convertible preferred stock (Series A). Each share of Series A-1 was exchanged for one share of Series A and each share of Series A-2 was exchanged for 0.00001 shares of Series A, with any fractional shares rounded up to the nearest whole number of shares of Series A. Between March 15, 2005 and July 28, 2005, we issued an additional $8.0 million of Series B, bringing the total new capital raised in 2005 to $24.5 million, less approximately $547,000 in issuance costs. As of December 31, 2006, we had issued 5,461,548 shares of Series B. In December 2007, we issued an additional 67,557 shares of Series B upon exercise of preferred stock warrants held by investors. Total cash paid to us upon exercise of the warrants was $94,000.

On May 23, 2006, we received a right of first refusal notice regarding the proposed sale of Series A. The price and terms of the proposed sale by the preferred stockholder had been negotiated between the preferred stockholder and the proposed purchasers named in the right of first refusal notice. The board of directors and the holders of a majority of the outstanding preferred shares, voting as a single class, approved Intellon to exercise its right of first refusal under the Amended and Restated Stockholders Agreement to purchase the 368,325 Series A shares. We completed the purchase of those Series A shares on June 26, 2006 for $827,000. Accrued but undeclared dividends of $31,648 were not paid as a result of this purchase.

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

Dividends

The holders of the Series A, Series B and Series C were entitled to receive dividends at the rate of $0.3666, $0.4032 and $0.6585 per share per annum (subject to certain adjustments), respectively, which accrued, whether or not earned or declared, starting from the date of issuance of each such share and were cumulative. At December 19, 2007, cumulative dividends in arrears aggregated approximately $8.3 million ($1.01 per share) for Series A, $5.9 million ($1.07 per share) for Series B, and $1.6 million ($0.67 per share) for Series C. The accrued cumulative dividend balance converted into 3,584,522 shares of our common stock immediately upon the closing of the IPO.

9.	Warrant Compensation Expense and Proceeds

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

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

Pursuant to FASB Staff Position No. 150-5, Issuer’s Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5), freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair market value. Marketing expense was recognized based on the fair market value of the warrants at the time the performance criteria were met. We recognized $326,000 and $227,000 of marketing expense for the years ended December 31, 2007 and 2006, respectively, related to these warrants.

In December 2007, warrants to purchase 20,930 shares of Series B were exercised for consideration of $93,750. The remaining warrants to purchase 188,369 shares of redeemable convertible preferred stock were forfeited upon the closing of the IPO. Also in December 2007, warrants to purchase 46,883 shares of Series B were net exercised in a cashless transaction, resulting in the issuance of 46,627 shares of Series B. The remaining warrants to purchase 64,743 shares of redeemable convertible preferred stock were converted into warrants to purchase an equivalent number of shares of common stock upon the closing of the IPO.

On December 31, 2007, the vesting of warrants to purchase 32,372 shares of common stock was accelerated and the vested warrants were net exercised in a cashless transaction, resulting in the issuance of 32,113 shares of common stock. We recorded an expense in the fourth quarter of 2007 of $243,000 as a result of the accelerated vesting. The remaining warrants to purchase 32,372 shares of common stock were forfeited. As of December 31, 2008 and 2007, no warrants were outstanding.

10.	Commitments

Operating Leases

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2013. We entered into a lease, effective March 7, 2008, for a new corporate headquarters facility in Orlando, Florida of approximately 12,570 square feet. This lease will expire May 31, 2013. The Orlando office houses our principal executive offices and is also used for various marketing, finance, business development and other functions. We also had an operating lease for a research and production facility of approximately 27,500 square feet in Ocala, Florida, which expired on December 31, 2008. On December 16, 2008, we entered into a new lease agreement to extend the expiration date to December 31, 2009 and reduce the area leased to approximately 24,400 square feet. Our wholly-owned Canadian subsidiary has its principal offices in Toronto, Canada in leased facilities of approximately 10,200 square feet, under a sublease that expires on December 30, 2010. On June 20, 2008, we entered into a lease agreement which will begin upon the expiration of the current sublease and will expire on December 31, 2012. We also have an operating lease for a sales office in San Jose, California for approximately 4,300 square feet that expires on March 31, 2009. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for these leased facilities amounted to approximately $837,000, $632,000 and $477,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Licensing Agreement

During 2007 we entered into a licensing agreement which allows us to use certain engineering software tools through 2010. Research and development expense associated with this licensing agreement was $935,000 and $393,000 for the years ended December 31, 2008 and 2007, respectively.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

As of December 31, 2008, future minimum rental payments required under operating leases and licensing agreements that have initial or remaining non-cancelable terms in excess of one year, including the leases and licensing agreement described above, are as follows (in thousands):

2009	$1,635
2010	981
2011	594
2012	606
2013	156

$3,972

There were no outstanding capital leases as of December 31, 2008 or 2007.

Inventory

We purchased electronic components and assembly services from three vendors that represented 51.9%, 59.0% and 58.8% of our total purchases during 2008, 2007 and 2006, respectively.

Royalties

We have certain royalty commitments associated with the licensing of third-party technologies that are incorporated into certain of our products. Royalty expense is generally based on a dollar amount per unit shipped. Royalty expense, which was recorded in cost of revenue in our consolidated statements of operations, was approximately $1.3 million, $1.2 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Registration Rights

If we receive at any time after March 15, 2008 a written request from the holders of at least 40% or more of our (A) common stock issued upon the conversion of the Series A, Series B and Series C, (B) common stock owned by any investor who held Series A, Series B and Series C, and (C) common stock issued as a dividend or other distribution with respect to, or in exchange for, or in replacement of, the shares referenced in (A) and (B) (collectively, the Registrable Securities) then outstanding, that we file a registration statement under the Securities Act of 1933, as amended (the Securities Act), covering the registration of the Registrable Securities, then we shall use our best efforts to effect the registration under the Securities Act of all Registrable Securities that the holders request to be registered.

The foregoing registration rights are subject to certain limitations and other terms set forth in our Second Amended and Restated Investor Rights’ Agreement dated December 15, 2006.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe would have a material adverse effect on the consolidated financial position, results of operations or cash flows of Intellon.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

11.	Income Taxes

At December 31, 2008, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $99.4 million and $66.3 million, respectively, which will begin to expire in the years 2009 through 2027, and U.S. tax credit carryforwards of approximately $5.1 million. In 2003, we experienced an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). The Section 382 limitation with respect to losses that existed at that date was zero. As a result of that ownership change, we expect that federal NOL carryforwards of approximately $56.7 million will expire unused. We also experienced an ownership change as defined by Section 382 in connection with our IPO in December 2007. Our remaining federal NOL carryforwards of approximately $42.7 million and our U.S. tax credit carryforwards of $5.1 million are subject to limitation as a result of this ownership change. Our ability to use our federal NOL and tax credit carryforwards in subsequent periods is limited to approximately $5.3 million per year, plus recognized built-in gain during the five years which began on December 15, 2007, the date of the ownership change.

The income tax provision (benefit) is as follows (in thousands):

	December 31,
	2008	2007	2006
Current
Federal	$20	$—	$—
State	—	—	—
Foreign	(21)	(231)	—

	(1)	(231)	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax provision (benefit)	$(1)	$(231)	$—

The income tax provision (benefit) differs from the amount of the tax determined by applying the Federal statutory rate as follows (in thousands):

	December 31,
	2008	2007	2006
Income tax provision (benefit) at U.S. statutory tax rate	$313	$(2,564)	$(2,651)

Increase (decrease) in income tax due to:
Foreign tax	(53)	(119)	(1,516)
State income taxes, net	30	(286)	(290)
Change in valuation allowance	(410)	2,675	4,438
Meals and entertainment	25	29	17
Stock options	94	34	2
Other	—	—	—

Total income tax provision (benefit)	$(1)	$(231)	$—

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Inventory reserve	$137	$279
Intangible assets	262	339
Fixed asset basis	95	227
Deferred compensation	469	—
Accrued expenses	175	15
Net operating loss carryforwards	15,402	15,936
Alternative minimum tax credits	20	—
Tax credits	5,097	3,995

Total deferred tax assets	21,657	20,791
Less: valuation allowance	(20,752)	(20,133)

Net deferred tax asset	$905	$658

Deferred tax liabilities:
Deferred compensation	$—	$—
Patent expense	(905)	(658)

Total deferred tax liabilities	$(905)	$(658)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $0.6 million, $2.8 million and $4.7 million during 2008, 2007 and 2006, respectively. The change in the valuation allowance for each of 2008, 2007 and 2006 is primarily attributable to the change in net operating loss and tax credit carryforwards generated in 2008, 2007 and 2006. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

Our effective tax rate is different from the statutory tax rate primarily due to the net changes in the valuation allowance.

No provision has been made for U.S. income taxes or foreign withholding taxes on approximately $1.3 million of cumulative unremitted earnings of our foreign subsidiaries as of December 31, 2008, since we intend to indefinitely reinvest these earnings outside of the U.S. in our existing international operations and in any new international business which may be developed or acquired. If these earnings were distributed to the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes (subject to adjustment for foreign tax credits).

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

transition. Our practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have no unrecognized tax benefits and do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our major tax jurisdictions are the U.S. federal government, the Canadian federal government, the state of Florida and the province of Ontario. We file income tax returns in these jurisdictions along with other various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The U.S. federal corporation income tax returns beginning with the 1994 tax year remain subject to examination by the Internal Revenue Service. The Florida corporation income tax returns beginning with the 1994 tax year remain subject to examination by the Florida Department of Revenue. The Canadian federal and province of Ontario corporation income tax returns beginning with the 2004 tax year remain subject to examination. There are no on-going tax audits in any tax jurisdictions.

12.	Supplemental Cash Flow Information

The following non-cash items occurred during the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
Capitalized lease obligation incurred	$—	$—	$287
Accrued dividends on preferred stock	—	6,609	5,181
Accretion of preferred stock to redemption price	—	150	126
Conversion of preferred stock to common stock	—	92,499	—

13.	Credit Facility

On October 31, 2006, we entered into a two-year reducing credit facility with Silicon Valley Bank. Our credit facility with Silicon Valley Bank enabled us to borrow up to $10.0 million at December 31, 2006. Commencing March 1, 2007, the credit facility reduced $250,000 quarterly. At December 31, 2007, $9.0 million of credit was available. If any advances had been made under this credit facility, such advances would have been secured by our accounts receivable, inventory, purchase orders and other rights to payment, general intangibles, equipment and proceeds of the foregoing. The credit facility had a maturity date of October 31, 2008. On January 22, 2008, we terminated this credit facility.

14.	Reverse Stock Split

Prior to our IPO, our board of directors and stockholders approved a 5.4665-for-1 reverse stock split of our outstanding common stock and convertible preferred stock effective November 21, 2007. All share and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

15.	Subsequent Events

During February 2009, we granted a total of (i) 16,200 NQSOs to our employees at an exercise price of $3.45 per share; (ii) a total of 822,000 NQSOs to our employees, 342,500 of which were granted to our five executive officers, at an exercise price of $2.10 per share, for an aggregate purchase price of $1,726,200; and (iii) a total of 395,700 restricted stock units, 171,250 of which were granted to our five executive officers. Each stock option exercise price listed above is equal to the closing sales price for our common stock as quoted on the

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

NASDAQ Global Market on the date of grant, and each of these options has a 10-year contractual exercise term. Each restricted stock unit described above is the equivalent of one share of our common stock. The vesting period for each of these stock options and restricted stock units commenced on the last day of the calendar month in which the date of grant occurred. Twenty-five percent (25%) of the shares subject to each of these options and restricted stock units will vest at the end of the twelve (12) month period following the vesting commencement date; and the remainder of the shares will then vest quarterly at the end of each three (3) calendar month period thereafter over the succeeding three (3) years; provided however that the vesting of substantially all of the stock options described above is subject to a requirement that the respective recipient execute our current form of employee agreement, which governs, among other matters, the protection of our intellectual property and confidential information (the Employee Agreement). If the respective recipient has not executed the Employee Agreement within ninety (90) days following the date of grant, then the respective stock options will terminate.

16.	Related Party Transactions

Associated Partners, LP and Liberty Associated Partners, L.P., affiliates of LAP Intellon Holdings, LLC, EnerTech Capital Partners and Goldman, Sachs & Co. each own a material portion of the outstanding equity of CURRENT Group, LLC (CURRENT), one of our customers. LAP Intellon Holdings, LLC, EnerTech Capital Partners and Goldman, Sachs & Co. are beneficial owners of more than 5% of the outstanding shares of our common stock. Scott B. Ungerer, one of our directors, is a principal in EnerTech Capital Partners and has served as a director of CURRENT since 2002. Richard I. Goldstein, one of our directors, is a Managing Director and Vice President of Associated Partners, LP and Liberty Associated Partners, L.P. Mr. Goldstein has served as a director of CURRENT since 2000 and served as its Chief Executive Officer from 2000 to 2006. We recorded no revenue from CURRENT or its contract manufacturer in 2008. We recorded revenue from CURRENT or its contract manufacturer of $1.1 million and $1.3 million in 2007 and 2006, respectively.

Intellon Corporation

Notes to the Consolidated Financial Statements (continued)

17.	Quarterly Financial Information (Unaudited)

The following table presents our unaudited quarterly consolidated statements of operations for each of the eight most recent fiscal quarters ended December 31, 2008. We have prepared the unaudited quarterly financial information on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and operating results for the quarters presented. Total revenue, gross profit, operating income (loss), net income (loss) and net income (loss) attributable to common shareholders are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net income (loss) attributable to common shareholders per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding, basic and diluted. Therefore, the sum of the quarterly net income (loss) attributable to common shareholders per common share may not equal the annual amounts reported. The results of operations for any quarter are not necessarily indicative of the results of the operations for any future period (in thousands, except per share amounts).

	For the three months ended (unaudited)
	Dec. 31, 2008	Sept. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
Total revenue	$20,824	$20,112	$18,137	$16,305
Gross profit	8,840	8,195	7,827	7,335
Operating income (loss)	1,468	168	(405)	(1,357)
Net income (loss)	1,628	481	(242)	(945)
Net income (loss) attributable to common shareholders	$1,628	$481	$(242)	$(945)
Net income (loss) attributable to common shareholders per common share—basic	$0.05	$0.02	$(0.01)	$(0.03)
Net income (loss) attributable to common shareholders per common share—diluted	$0.05	$0.02	$(0.01)	$(0.03)

	For the three months ended (unaudited)
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
Total revenue	$15,707	$14,525	$12,382	$9,699
Gross profit	6,844	6,222	5,896	4,200
Operating loss	(3,024)	(1,631)	(1,176)	(2,481)
Net loss	(2,932)	(1,223)	(952)	(2,208)
Preferred stock dividends/accretion	(1,527)	(1,762)	(1,744)	(1,726)
Net loss attributable to common shareholders	$(4,459)	$(2,985)	$(2,696)	$(3,934)
Net loss attributable to common shareholders per common share—basic and diluted	$(0.67)	$(1.29)	$(1.26)	$(1.91)

EXHIBIT INDEX

Exhibit Number	Description

10.24	HomePlug Powerline Alliance Sponsor’s Agreement, between Intellon Corporation and the HomePlug Powerline Alliance, Inc., effective March 11, 2009

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002