Form 10-Q
period 2009-03-31
INTELLON CORP
filed 2009-05-08
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, there were 31,338,945 shares of the registrant’s $0.0001 par value common stock outstanding.

INTELLON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTELLON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,531	$35,375
Short-term investments	24,926	20,230
Accounts receivable	8,510	11,532
Inventory, net	6,372	8,029
Prepaid expenses	1,286	961
Other current assets	108	350

Total current assets	75,733	76,477
Property and equipment, net	2,274	2,241
Intangible assets, net	2,449	2,403
Other assets	100	100

Total assets	$80,556	$81,221

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,186	$6,843
Accrued expenses	1,666	2,166

Total current liabilities	7,852	9,009

Shareholders’ equity:
Common stock	3	3
Additional paid in capital-common	208,377	207,890
Accumulated deficit	(135,676)	(135,681)

Total shareholders’ equity	72,704	72,212

Total liabilities and shareholders’ equity	$80,556	$81,221

*	Information derived from the audited Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenue	$15,508	$16,305
Cost of revenue	7,601	8,970

Gross profit	7,907	7,335
Cost of operations:
Research and development	3,607	4,444
Sales and marketing	2,330	2,179
General and administrative	2,029	2,069

Operating loss	(59)	(1,357)

Other income (expense):
Interest income	63	443
Other expense	(28)	(31)

Total other income	35	412

Loss before income tax benefit	(24)	(945)
Income tax benefit	(29)	—

Net income (loss)	$5	$(945)

Net income (loss) per common share:
Basic	$—	$(0.03)

Diluted	$—	$(0.03)

Weighted-average number of shares used in per share calculations:
Basic	31,048	30,643

Diluted	31,173	30,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$5	$(945)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	284	272
Amortization of intangible assets	18	13
Stock-based compensation	487	356
Accretion of discount on investment securities	(47)	—

Changes in operating assets and liabilities:
Accounts receivable	3,022	(753)
Inventory	1,657	153
Prepaid expenses and other assets	(264)	(206)
Income tax refund	181	78
Accounts payable and accrued expenses	(1,157)	(184)

Net cash provided by (used in) operating activities	4,186	(1,216)

Investing activities
Purchase of property and equipment	(317)	(460)
Purchase of short-term investments	(22,649)	—
Proceeds from maturities of short-term investments	18,000	—
Purchase of intangible assets, net	(64)	(112)

Net cash (used in) investing activities	(5,030)	(572)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	5,555

Net cash provided by financing activities	—	5,555

Net (decrease) increase in cash and cash equivalents	(844)	3,767
Cash and cash equivalents, beginning of period	35,375	52,074

Cash and cash equivalents, end of period	$34,531	$55,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Intellon Corporation designs, develops, manufactures and markets integrated circuits (ICs) for powerline communications, or high-speed communications over existing electrical wiring. We provide HomePlug®-based and other powerline ICs for home networking, networked entertainment, broadband over powerline access, Ethernet-over-Coax (EoC), smart grid management and other commercial applications. We believe our company is a leader in powerline networking technology, IC sales and product enablement. We also believe we are well positioned to capitalize on the growth in home networking, audio and video connectivity and the convergence of the personal computer and consumer electronics environments. We operate in one segment: the design, license and marketing of integrated circuits.

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly our financial position and the financial position of our subsidiaries in conformity with U.S. generally accepted accounting principles (GAAP) as of March 31, 2009, our results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The condensed consolidated financial statements include Intellon and our wholly owned subsidiaries, Intellon Canada, Inc., Intellon Taiwan Ltd., Intellon Hong Kong Limited and Intellon Korea, Ltd. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K as filed on March 13, 2009 with the SEC. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pricing, product returns, doubtful accounts, inventory valuation reserves, investments, intangible assets, income taxes and related valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combination, (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of SFAS 141R did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued Staff Position (FSP) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141R-1 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

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

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which provided a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, we adopted the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however we will adopt the FSPs during the second quarter of 2009. We are currently assessing the impact of these FSPs on our consolidated financial statements, but do not expect these FSPs to have a material impact on our financial position, results of operations, cash flows or disclosures.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

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

Our marketable securities consist of a laddered portfolio of investment grade debt instruments consisting of obligations of the U.S. Treasury and U.S. Federal Home Loan Bank System. None of our held-to-maturity investments had maturities beyond 282 days as of March 31, 2009. In addition, none of our held-to-maturity investments had maturities beyond 364 days at the time of purchase.

In accordance with SFAS 157, the following table represents the fair value (based on level one inputs) of our held-to-maturity investments, all of which were included in short-term investments, as of March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$12,490	$3	$—	$12,493
U.S. Federal Home Loan Bank System securities	12,436	24	—	12,460

Total short-term investments	$24,926	$27	$—	$24,953

As of March 31, 2009, we did not have liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

As of March 31, 2009, the weighted average maturities for the U.S. Treasury securities and the U.S. Federal Home Loan Bank System securities were 3.3 months and 7.7 months, respectively. As of March 31, 2009, the weighted average maturity for total short-term investments was 5.5 months.

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$2,463	$3,103
Work-in-process	4,132	5,186
Raw materials	140	104

	6,735	8,393
Less: inventory reserves for obsolescence and excess inventory	363	364

Net inventory	$6,372	$8,029

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventory for the stated

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

periods (in thousands):

Balance, December 31, 2008	$364
Additions charged to costs	—
Deductions	(1)

Balance, March 31, 2009	$363

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Patents	$2,760	$2,696
Trademarks	66	66
Trademarks not subject to amortization	9	9

	2,835	2,771
Less: accumulated amortization	386	368

Net intangible assets	$2,449	$2,403

Amortization expense for intangible assets for the three months ended March 31, 2009 and March 31, 2008 was $18,000 and $13,000, respectively. At March 31, 2009, estimated amortization expense for the remainder of 2009 and years thereafter is as follows (in thousands):

Estimated amortization expense
2009 (remaining nine months)	$66
2010	165
2011	161
2012	159
2013	159
Thereafter	1,730

Total expected amortization expense	$2,440

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued vacation	$679	$610
Accrued employee incentives / bonuses	534	927
Other	453	629

Total accrued expenses	$1,666	$2,166

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

4. Net Income (Loss) Attributable to Common Shareholders

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008

Numerator:

Net income (loss) attributable to common shareholders	$5	$(945)

Denominator: Weighted average shares outstanding	31,340	31,177
Less: Unvested common shares outstanding	292	534

Denominator for net income (loss) per share basic	31,048	30,643

Effect of dilutive securities:
Incremental common shares attributable to unvested restricted stock	108	—
Incremental common shares attributable to outstanding stock options	17	—

Denominator for net income (loss) per share diluted	31,173	30,643

Net income (loss) per share basic	$0.00	$(0.03)

Net income (loss) per share diluted	$0.00	$(0.03)

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock and restricted stock units (RSUs). For the three months ended March 31, 2009, diluted net income per common share includes the dilutive effects of stock options, restricted common stock and RSUs. Because we reported a net loss for the three months ended March 31, 2008, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for that period because the effect would have been antidilutive. The excluded potential common shares for the three months ended March 31, 2009 and 2008 consist of the following (weighted average in thousands):

	Three Months Ended March 31,
	2009	2008
Restricted common stock	—	440
Contingent restricted common stock	94	94
Options to purchase common stock	3,039	1,894

Total	3,133	2,428

5. Stock-Based Compensation

Stock-Based Compensation Plans

We currently award equity incentive compensation under one stock-based compensation plan, the Intellon Corporation 2007 Equity Incentive Plan (2007 Plan), which became effective upon our IPO in December 2007. The 2007 Plan allows for the grant of incentive and non-qualified stock options, as well as restricted common stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors, and consultants and any parent and subsidiary corporations’ employees and consultants. Our 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on January 1 of each year, beginning with our 2009 fiscal year, equal to the least of (a) 4% of the outstanding shares of our common stock on the immediately preceding December 31, (b) 2,000,000 shares, or (c) such other amount as our board of directors may determine. On January 1, 2009, the number of shares available for future grant under the 2007 Plan increased by approximately 1.3 million shares to 1.9 million shares pursuant to this provision. As of March 31, 2009, approximately 0.7 million shares were available for future grant under the 2007 Plan.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

Stock-Based Compensation Expense

The fair value of the stock options granted to employees and officers for the three months ended March 31, 2009 and 2008 was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yields	None	None
Expected volatility	64.6%	50.3%
Risk-free interest rate	2.0%	2.0%
Expected lives (in years)	5.1	2.2
Weighted average fair value at grant date	$1.19	$5.68

The following table summarizes the stock-based compensation expense related to stock option, restricted common stock and RSU grants under SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), for the three months ended March 31, 2009 and 2008, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense by caption:
Research and development	$147	$100
Sales and marketing	113	76
General and administrative	227	180

Total stock-based compensation expense	$487	$356

Stock-based compensation expense by type of award:
Stock options	$427	$299
Restricted common stock and RSUs	60	57

Total stock-based compensation expense	$487	$356

No tax benefit has been recognized on the stock-based compensation expense for either period presented. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

Stock Option Activity

The exercise price of options granted under our 2007 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns over 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Grants and awards under the 2007 Plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter thereafter over the next 36 months of continued service.

The following table summarizes option activity for the three month period ended March 31, 2009 for all of our stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual term)
Options outstanding at December 31, 2008	2,778	$6.22	9.1	$60
Granted	891	2.13
Exercised	—	—		—
Canceled	(38)	4.79

Options outstanding at March 31, 2009	3,631	5.23	8.9	129

Options vested and expected to vest after March 31, 2009	3,551	5.23	8.9	126

Options exercisable at March 31, 2009	815	6.26	8.5	29

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

At March 31, 2009, the total unrecognized stock-based compensation related to options granted under our share-based compensation plans accounted for under SFAS 123(R) was approximately $5.4 million. These options had a remaining weighted-average period of 3.0 years over which the expense is expected to be recognized.

Restricted Common Stock Activity

Restricted common stock grants typically vest over a four-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight-line basis over the requisite vesting period.

The following table summarizes restricted stock activity for the three month period ended March 31, 2009 for all of our restricted stock:

	Restricted Common Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance, December 31, 2008	315	$1.50
Granted	—	—
Vested	(47)	0.92
Forfeited	(2)	0.19

Balance, March 31, 2009	266	1.62

The total unrecognized stock-based compensation expense for restricted stock was approximately $407,000 as of March 31, 2009. The total unrecognized stock-based compensation expense related to restricted stock awards subject to a four year vesting schedule was approximately $220,000 as of March 31, 2009. These unvested restricted common stock awards will vest on a weighted-average basis over a period of 0.7 years from March 31, 2009. The total unrecognized stock-based compensation expense related to awards which vest upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement, was approximately $187,000 as of March 31, 2009.

Restricted Stock Unit Activity

We began granting RSUs under the 2007 Plan during the first quarter of 2009. RSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Our RSU grants typically vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter thereafter over the next 36 months of continued service. RSUs are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight-line basis over the requisite vesting period.

A summary of the RSU activity under the 2007 Plan during the three months ended March 31, 2009 is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance, December 31, 2008	—	$—
Granted	396	2.10
Vested	—	—
Forfeited	—	—

Balance, March 31, 2009	396	2.10

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

The total unrecognized stock-based compensation expense related to RSUs was approximately $814,000 as of March 31, 2009. The unvested RSUs will vest on a weighted-average basis over a period of 3.9 years from March 31, 2009.

6. Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2013. Rent expense for our leased facilities amounted to approximately $214,000 and $181,000 for the quarters ended March 31, 2009 and 2008, respectively. In March 2009, we entered into an amendment to our operating lease for a sales office in San Jose, California, which extends the term of the lease through March 31, 2010 and reduces the area leased from approximately 4,300 square feet to 2,824 square feet.

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

Revenue by geographic area is presented based upon the country of destination. Export sales were $14.3 million and $14.7 million for the three months ended March 31, 2009 and 2008, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers (OEMs) in Asia is ultimately shipped to end-markets in the Americas and Europe. Although a significant portion of our revenue is from customers located outside of the U.S., all sales are denominated in U.S. dollars.

A change in or loss of one or more of our customers could adversely affect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Three Months Ended March 31,
	2009	2008
devolo AG (OEM)	25%	19%
Free (service provider)	23	18
LEA SA (OEM)	12	*
Lumax International Corporation (distributor)	*	17

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 53.6% and 59.1% of accounts receivable at March 31, 2009 and December 31, 2008, respectively.

8. Income Taxes

During the three months ended March 31, 2009, we recognized approximately $46,000 of income tax benefit related to our Canadian subsidiary and approximately $17,000 in U.S. Federal income tax expense. Our practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of March 31, 2009, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2009.

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. At March 31, 2009, we had recorded a full valuation allowance against the net deferred tax asset, based on our belief that available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets. We review the

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2009 (Unaudited)

adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists.

9. Subsequent Events

During April 2009, we granted a total of 31,700 non-qualified stock options to our employees at an exercise price of $2.01 per share, which is equal to the closing sales price for our common stock as quoted on the NASDAQ Global Market on the date of grant.

On April 14, 2009, we formed Intellon Hong Kong Limited, a wholly-owned subsidiary incorporated in Hong Kong.

On April 28, 2009, our Board of Directors approved an offer to exchange outstanding stock options to purchase 1,504,195 shares of our common stock.

Under the terms of the stock option exchange program, we are offering each of our employees, executive officers and directors the opportunity to tender any outstanding stock options issued under our 2007 Plan with an exercise price equal to or greater than $5.50 per share in exchange for a lesser number of either new non-qualified stock options or stock-settled RSUs, depending on the participant’s election. A participant who elects to receive new stock options will receive one new stock option for each 1.1 stock options tendered for exchange. A participant who elects to receive RSUs will receive one new RSU for each 2.03 stock options tendered for exchange. Each new stock option or new RSU granted to our employees will vest on a three-and-one-half-year schedule, with 25% of the shares subject to the new stock option or new RSU vesting on the six-month anniversary of the grant date of the new award, and the remaining unvested portion vesting ratably on a quarterly basis over the succeeding 12 quarters. Each new stock option or new RSU granted to our non-employee directors will vest on a two-year schedule, with 50% of the shares subject to the new stock option or new RSU vesting on each of the one- and two-year anniversaries of the grant date of the new award. The new stock options will remain exercisable for a maximum term of seven years from the grant date of the new stock options. The exercise price of the new stock options will be the closing price of our common stock as reported on the NASDAQ Global Market on the date the new stock options are granted. We expect the offer to expire on May 29, 2009 and expect to grant the new stock options and RSUs on June 1, 2009.

This stock option exchange program is intended to provide additional incentive and retention value for participants and better align the participants’ interests with those of our stockholders. The stock option exchange program has been designed with the goal that the current fair value of the stock options surrendered will be approximately the same as the fair value of the new stock options or RSUs received. However, the fair value of the new stock options or RSUs received will not be known until the grant date and, accordingly, could be more or less than the fair value of the stock options surrendered.

The terms and conditions of the stock option exchange program are contained in a Tender Offer Statement on Schedule TO that we filed with the Securities and Exchange Commission on April 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report, including those in this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements”. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” “might,” “can,” variations of such words, and other similar expressions are predictions of, or indicate, future events and trends, and typically are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including those set forth under “Item 1A. Risk Factors” in this Quarterly Report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

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

We have made a substantial investment in research and development and in sales and marketing since our inception in 1989, and, as a result, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, enabling us to focus on the design, development, sale and marketing of our products and to reduce the level of our capital investment. As of March 31, 2009, we had shipped approximately 36.1 million powerline communications ICs, including over 28.2 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 2.2 million powerline communications ICs in the first quarter of 2009, a 6% decline from shipments of over 2.4 million powerline communications ICs in the first quarter of 2008. Our HomePlug-based ICs represented approximately 99% of our revenue for the first quarter of 2009. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. In some cases, a service provider makes products containing our ICs available to its customers as part of the customers’ service subscription, sometimes as an installer option. Other service providers offer such products to customers for purchase at the customer’s discretion. As a result, the percent of a service provider’s installations using product containing our ICs may vary significantly. In the first quarter of 2009, service providers accounted for approximately 73% of our revenue, or $11.3 million. Revenue from the service provider channel in the first quarter of 2009 declined approximately 22% compared to the fourth quarter of 2008, but increased approximately 33% compared to the first quarter of 2008. The fluctuations in demand for our HomePlug-based ICs in the service provider channel are due, in part, to changes in demand from a single indirect customer deploying set-top boxes incorporating our HomePlug 1.0 ICs. Historically, demand from this customer has fluctuated significantly, and in the first quarter of 2009, sales to this customer decreased approximately 75%, or $3.2 million, compared to the fourth quarter of 2008 primarily as a result of an inventory over-stock position at this customer. Although we expect demand from this customer to increase in the second quarter of 2009 compared to the first quarter of 2009, we expect that sales to this customer on an annual basis will decline in 2009 compared to 2008.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will reduce or terminate their demand for our products. Our lack of visibility into our own customers’ end-customer demand causes us to experience sudden and unexpected fluctuations in our revenue, product mix, inventory levels and gross margins, and we expect these fluctuations to continue and potentially increase in frequency and severity. During the first quarter of 2009, the global economic downturn significantly and adversely affected end-customer demand for our products, particularly in the retail channel, and further reduced our visibility into our customers’ demand and our customers’ end customer demand. During the first quarter of 2009, revenue in the retail channel declined approximately 29% and 52% compared to the fourth quarter of 2008 and the first quarter of 2008, respectively, largely due to the global economic downturn.

Our customers’ products are complex and require significant time to define, specify, design and manufacture to meet production requirements and volume demands. Accordingly, our sales cycle is long. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. This cycle begins with our technical marketing, sales and field application engineers engaging with the decision maker, either an OEM or service provider, who selects our product. These lengthy sales cycles require significant investments of time, resources and engineering support before we realize revenue from product sales, if at all. However, if we are successful, a customer will decide to incorporate our IC in its product, which we refer to as a “design win”. We believe design wins provide a competitive advantage, particularly for embedded products, because once one of our products is incorporated into a customer’s design, a redesign to incorporate a competitor’s product in place of ours would generally be time-consuming and expensive. However, a design win does not assure continued business with the customer or, in the case of a service provider, indicate the percent of the service provider’s subscriber installations where our product will be deployed.

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For the three months ended March 31, 2009 and 2008, 85% and 76% of our revenue was from direct channels, respectively.

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

In the first quarter of 2009, we realized net income of $5,000, compared to net income of $1.6 million in the fourth quarter of 2008 and a net loss of $0.9 million in the first quarter of 2008. Our accumulated deficit as of March 31, 2009 was $135.7 million. In the first quarter of 2009, our total revenue declined to $15.5 million from $20.8 million in the fourth quarter of 2008 and $16.3 million in the first quarter of 2008. The sequential decline in revenue was primarily due to the current adverse conditions in the global economy as well as the inventory over-stock position at one of our service provider customers. In addition, sales of our command and control ICs declined in the first quarter of 2009 after increasing significantly in the fourth quarter of 2008 when a change in our supply chain required our customers to procure enough ICs in the fourth quarter to allow time for re-qualification of the product from our new supplier. In the second quarter of 2009, we expect our revenue and aggregate unit sales of our ICs to increase compared to the first quarter of 2009 but to decrease compared to the second quarter of 2008. We believe it is too early to determine the degree to which the anticipated sequential increase in revenue and aggregate unit sales of our ICs in the second quarter will prove to be due to channel inventory replacement by our customers and their suppliers or a real increase in end market demand for our products. We continue to be concerned about the economic downturn and the associated risks of delays and cancellations in customer orders and the related difficulty of forecasting our product demand, revenue, product mix and gross margins.

In the first quarter of 2009, our operating expenses were $8.0 million, compared to $7.4 million in the fourth quarter of 2008 and $8.7 million in the first quarter of 2008. In 2009, we expect to hire additional employees to support our expanded operations. As a result, we expect personnel costs to increase in the future as we increase the number of our full-time employees. The actual increase in costs will depend on the timing and compensation of new hires. In the second quarter of 2009, we expect a sequential increase in operating expenses compared to the first quarter of 2009 due to the anticipated increases in full-time employees, as well as increases in engineering program costs, payroll taxes and legal fees and expenses. In addition, in the second half of 2009, we expect to incur substantial costs and expenses related to the engineering development and mask costs for our next generation IC, as well as research and development efforts related to our next generation ICs.

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

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $49,000 and $50,000 for each of the three month periods ended March 31, 2009 and 2008, respectively. We do not expect the sales of these products to be significant in the future.

We sell our ICs directly to OEMs and service providers or indirectly through ODMs and distributors. Historically, a small number of customers have accounted for a substantial portion of our revenue and this concentration has been increasing. We anticipate that significant customer concentration will continue for the foreseeable future and may increase further during 2009. Our top five customers accounted for approximately 76% and 68% of our revenue for the three months ended March 31, 2009 and 2008, respectively. The customers representing 10% or more of our revenue in the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
devolo AG (OEM)	25%	19%
Free (service provider)	23	18
LEA SA (OEM)	12	*
Lumax International Corporation (distributor)	*	17

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. However, we believe that several of our ODM customers produce products using our ICs for a single end-use customer, EchoStar Corporation (EchoStar). For the three months ended March 31, 2009 and March 31, 2008, we estimate that EchoStar’s indirect purchases through its various ODMs would have accounted for approximately 7% and 13% of our aggregate revenue, respectively.

We have experienced variations in demand from most of our customers, including our largest customers. These variations, which will likely continue, are due to a number of factors, including our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs, the rate of adoption of powerline communications in the markets we serve, changes in our product mix and customer base, our efforts to streamline our sales channel, the market acceptance of our products, particularly our new products, the availability of competitive products and fluctuations in the global economy. We have therefore been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers. In light of the current adverse economic conditions, we believe there will be a higher risk of delays and cancellations in customer orders. In the event of material order delays or cancellations or the loss of business to competing suppliers or technologies, we will experience significantly greater volatility in our revenue and earnings or losses, as applicable, and this volatility could be more pronounced than expected given our customer concentration. In the event of an order delay or cancellation by a large customer, by a group of customers serving the same indirect customer, or by a large number of smaller customers, we could experience a significant quarterly or annual decline in revenue and increase in operating losses.

Most of our sales are to customers outside the U.S. and Canada, which we consider North America. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented.

	Three Months Ended March 31,
	2009		2008
	(in thousands, except percentages)
Europe	$9,341	60.2%	$7,169	44.0%
Asia	5,000	32.3	7,443	45.6
North America	1,167	7.5	1,676	10.3
Other	—	—	17	0.1

Total	$15,508	100.0%	$16,305	100.0%

Cost of Revenue

We outsource the wafer fabrication, assembly and test functions of our IC products. We purchase processed wafers on a per wafer basis from our fabrication, or foundry, suppliers, which are currently United Microelectronics Corporation and Chartered Semiconductor Manufacturing, Ltd for our HomePlug-based ICs, and Chartered Semiconductor Manufacturing, Ltd for our command and control ICs. We also outsource the assembly, final testing and other processing of our products to third-party contractors. We negotiate wafer fabrication on a purchase order basis and we do not have long-term agreements with any of our third-party contractors. For some of our HomePlug AV-based products, we also purchase analog front-end ICs and line drivers from third parties, which are incorporated into multi-chip modules or chipsets sold by us. Any significant product quality or reliability concerns or disruption in the operations of one or more of our wafer fabrication facilities, assembly or test subcontractors, or third-party analog front-end and line driver IC suppliers would adversely impact the production of our products and our ability to meet customer demand.

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

As we do not have formal, long-term pricing agreements with our outsourcing suppliers, our wafer costs and services are subject to price fluctuations based on the cyclical supply and demand for semiconductors, our suppliers’ production costs and inflation. We also face the risks associated with how much acceptable product will result from the manufacturing process of our ICs, or yield, as identified when the product is tested. These risks exist at several stages of the manufacturing process, including the manufacture of the wafers, cutting the wafers into the die that comprise the individual ICs and assembling the die into a multi-chip or a single-chip package. If our manufacturing yields decrease at any stage of production, our cost per unit increases, which could have a significant adverse impact on our gross margins. Manufacturing yields on newly-introduced ICs may vary significantly until such time as the manufacturing process parameters are fully engineered. Manufacturing yields on mature products may also vary. We believe that the difficulty of achieving satisfactory IC yields will increase as we continue to move our IC production processes to smaller geometries, transition existing products to different wafer foundries and integrate our ICs into more multi-chip modules in an effort to offer competitive cost and performance advantages.

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions. In the second quarter of 2009, we anticipate that our gross profit margins will be slightly lower compared to the first quarter of 2009 due to changes in product and customer mix. Among other factors, we expect demand for the lower margin HomePlug 1.0 ICs we sell to one of our service provider customers to increase in the second quarter of 2009 as a percentage of our total product mix, which will negatively affect our gross profit margins.

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

We have experienced significant fluctuations in research and development expenses, in part, due to the timing of our creation and introduction of new products and the degree to which our new products have represented major changes from our then-existing products. As we create new products, we often use third-party contractors to supplement our own research and development teams. We also incur costs for third-party intellectual property that we incorporate into our designs. If we are producing a major new product platform, as we did with the introduction of our first HomePlug AV-based IC, these costs are generally more significant than if we are producing a cost-down version of an existing IC, as we did with our second and third generation HomePlug AV-based ICs and second sourced HomePlug 1.0 with Turbo IC. In addition, as is common in the semiconductor industry, we incur costs associated with the creation of the masks that our foundry vendors use to produce our ICs. Mask costs are more expensive for ICs that use smaller geometries for the manufacturing process. In the future, we may continue to transition our ICs to lower process geometries, which we expect would increase the cost of the masks for such ICs. In addition, we may be required to pay for multiple masks as part of our IC design creation process, which could have a significant adverse effect on research and development expense. Historically, most of our new IC development has occurred on a sequential basis, with only one design project occurring at a time. In the future, we believe that we will need to pursue multiple IC development efforts simultaneously in order to be competitive, which will increase our overall research and development expenses.

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, we expect these costs, as a percentage of revenue, to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase for the second quarter of 2009 over our actual spending for these expenses for the first quarter of 2009 as we hire additional personnel, increase research and development expenses and focus resources on future designs.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect that sales and marketing expenses will decrease slightly in absolute dollars in the second quarter of 2009 compared to the first quarter of 2009.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under SFAS 123(R). We expect that general and administrative expenses will increase in the second quarter of 2009, compared to the first quarter of 2009, as we hire additional personnel and incur costs to operate as a public company, including expenses related to maintaining compliance with the Sarbanes-Oxley Act of 2002 and legal and administrative fees associated with our stock option exchange program.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash, cash equivalents and short-term investments. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes. Because our net cash balances have historically exceeded our debt balances and fees and expenses, we have earned total other income. We expect our total other income and expense to decline in the second quarter of 2009, compared to the first quarter of 2009, primarily as a result of lower interest rates on our investments. We incurred no interest expense in the three months ended March 31, 2009.

Provision for Income Taxes

During the three months ended March 31, 2009, we recognized approximately $46,000 of income tax benefit related to our Canadian subsidiary, which was partially offset by approximately $17,000 in U.S. Federal income tax expense. As of March 31, 2009, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2009.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The Securities and Exchange Commission (SEC) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this filing. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and there have been no material changes.

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue
	(in thousands, except percentages)
Revenue	$15,508	100.0%	$16,305	100.0%

Cost of revenue	7,601	49.0	8,970	55.0

Gross profit	7,907	51.0	7,335	45.0

Cost of operations:
Research and development	3,607	23.3	4,444	27.2
Sales and marketing	2,330	15.0	2,179	13.4
General and administrative	2,029	13.1	2,069	12.7

Operating loss	(59)	(0.4)	(1,357)	(8.3)

Other income (expense)
Interest income	63	0.4	443	2.7
Other expense	(28)	(0.2)	(31)	(0.2)

Total other income	35	0.2	412	2.5

Loss before income tax benefit	(24)	(0.2)	(945)	(5.8)

Income tax benefit	(29)	(0.2)	—	—

Net income (loss)	$5	0.0%	$(945)	(5.8)%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Revenue	$15,508	$16,305	(4.9)%

Our revenue for the three months ended March 31, 2009 decreased in both aggregate unit volume and absolute dollars compared to the corresponding period in 2008. The decrease in revenue for the three month period was primarily due to the decrease in sales of our command and control ICs to $0.2 million for the three months ended March 31, 2009, compared to $0.7 million for the corresponding period in 2008, a 75.1% decrease. The decrease in revenue for the three months ended March 31, 2009 over the prior year period was primarily due to a 73.2% decrease in unit volumes and a 7.3% decrease in average selling prices, respectively for our command and control ICs. In addition, the sales of our HomePlug-based ICs decreased to $15.3 million in the three months ended March 31, 2009 from $15.6 million in the corresponding period in 2008, a 1.7% decrease. The decrease in revenue for our HomePlug-based ICs for the three months ended March 31, 2009 over the prior year period was primarily due to a 0.9% decrease in average selling prices due to product mix and a 0.7% decrease in unit volumes.

Sales to our top customers varied for the three months ended March 31, 2009 and 2008. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in product and customer mix, transitions to newer products, market acceptance of our products, changes in our customers’ end-customer demand and our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs and our efforts to improve our sales channel. Examples of these trends include:

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on the demand from their end customers and their ability to accurately predict such demand. For example, our sales of HomePlug 1.0 ICs to several ODM customers fluctuate as their customer, EchoStar, makes unexpected changes to its product requirements or alternates the ODM building its product. We estimate that our indirect sales to EchoStar through its various ODMs for the three months ended March 31, 2009 declined by approximately 51% and 75% compared to the three months ended March 31, 2008 and December 31, 2008, respectively. In contrast, for the three months ended March 31, 2009, sales to devolo AG and LEA SA increased as a percentage of revenue to 25% and 12% from 19% and less than 10%, respectively, in the corresponding period in 2008, primarily as a result of increased demand from their end customers. These changes in end customer demand also affect our product and customer mix.

•

Product and Customer Mix. Sales of our HomePlug-based ICs decreased to $15.3 million in the three months ended March 31, 2009 from $15.6 million in the three months ended March 31, 2008 and $19.8 million in the three months ended December 31, 2008. Sales of our command and control ICs decreased to $0.2 million in the three months ended March 31, 2009 from $0.7 million in the three months ended March 31, 2008 and $1.0 million in the three months ended December 31, 2008. The sequential and quarter-over-quarter declines in sales of our HomePlug-based ICs were primarily the result of the decline in sales of our HomePlug 1.0 ICs described above, as well as reduced demand in the retail channel largely due to the global economic downturn. These declines were offset, in part, by increased sales of our HomePlug 1.0 with Turbo ICs in the service provider channel in the three months ended March 31, 2009, compared to each of the three month periods ended March 31, 2008 and December 31, 2008. The sequential and quarter-over-quarter declines in sales of our command and control ICs were primarily the result of decreased demand for these ICs in the three months ended March 31, 2009 after sales of our command and control ICs significantly increased in the three months ended December 31, 2008 when a change in our supply chain required our customers to procure enough ICs to allow time for re-qualification of the product from our new supplier.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, other distributors, which individually accounted for less than 10% of our revenue, now purchase product previously sold to Lumax.

We continue to expect variations in our top customers as a result of these and other trends, including the global economic downturn.

Cost of Revenue

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Cost of revenue	$7,601	$8,970	(15.3)%
Percent of revenue	49.0%	55.0%

The decrease in cost of revenue during the three months ended March 31, 2009, compared to the corresponding period in 2008, was primarily due to a decrease in unit sales of our HomePlug 1.0 ICs as well as a second sourcing of our HomePlug 1.0 with Turbo ICs and supply chain and product design efficiencies. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.1 million for each of the three month periods ended March 31, 2009 and 2008. In addition, our expenses for licensing third-party technologies were approximately $0.3 million for each of the three month periods ended March 31, 2009 and 2008.

Gross Profit

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Gross Profit	$7,907	$7,335	7.8%
Percent of revenue	51.0%	45.0%

Gross profit as a percentage of revenue increased in the three months ended March 31, 2009, compared to the corresponding period in 2008, primarily due to a lesser concentration of lower margin HomePlug 1.0 ICs as a percentage of our total product mix sold, as well as decreases in the average unit costs of our HomePlug-based ICs resulting from supply chain and product design efficiencies.

Gross profit margins improved in the three months ended March 31, 2009, compared to the corresponding period in 2008, primarily due to decreases in the average unit costs of our HomePlug-based ICs of 13.9% which were slightly offset by a decrease in average selling prices for our HomePlug-based ICs of 0.9%. In addition, the average unit costs for our command and control ICs increased approximately 2.8%, while our average selling prices decreased 7.3% for the three months ended March 31, 2009, compared to the corresponding period in 2008. In addition, expenses for our purchasing and production planning personnel were a slightly higher percentage of our revenue in the three months ended March 31, 2009 compared to the corresponding period in 2008.

Research and Development

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Research and Development	$3,607	$4,444	(18.8)%
Percent of revenue	23.3%	27.2%

The decrease in research and development expenses for the three months ended March 31, 2009, compared to the corresponding period in 2008, was primarily due to a decrease in engineering related expenses of $0.6 million, primarily for the design and development of our 65 nanometer HomePlug AV-based IC which was introduced in October 2008, decreased payroll and other employee related expenses of $0.1 million and decreased occupancy related expenses of $0.1 million.

Sales and Marketing

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Sales and Marketing	$2,330	$2,179	6.9%
Percent of revenue	15.0%	13.4%

The increase in sales and marketing expenses for the three months ended March 31, 2009, compared to the corresponding period in 2008, was primarily due to increased tradeshow and other marketing expenses of $0.4 million, which was partially offset by decreased payroll and other employee related expenses of $0.2 million.

General and Administrative

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
General and Administrative	$2,029	$2,069	(1.9)%
Percent of revenue	13.1%	12.7%

General and administrative expenses were essentially the same for each of the three month periods ended March 31, 2009 and 2008. The slight decrease during the three months ended March 31, 2009, compared to the corresponding period in 2008, was primarily due to a decrease in professional fees of $0.2 million, which was almost entirely offset by increases in payroll and other employee related expenses of $0.1 million and occupancy related expenses of $0.1 million.

Total Other Income

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Total Other Income	$35	$412	(91.5)%
Percent of revenue	0.2%	2.5%

The decrease in other income for the three months ended March 31, 2009, compared to the corresponding period in 2008, was primarily due to a decrease of $0.4 million in interest income resulting from lower interest rates on our invested cash, cash equivalents and short-term investments.

Income Tax Benefit

	Three Months Ended March 31,
	2009	2008	Percent Change
	(in thousands, except percentages)
Income Tax Benefit	$(29)	$—	N/A
Percent of revenue	(0.2)%	—%

The income tax benefit for the three months ended March 31, 2009 comprises net income tax credits attributable to our Canadian subsidiary of approximately $46,000, which was partially offset by U.S. Federal income tax expense of approximately $17,000.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$4,186	$(1,216)
Net cash (used in) investing activities	(5,030)	(572)
Net cash provided by financing activities	—	5,555

Net (decrease) increase in cash and equivalents	$(844)	$3,767

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

As of March 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $59.5 million, an increase of $3.9 million compared to $55.6 million as of December 31, 2008. Our cash, cash equivalents and short-term investment balances are primarily the result of net proceeds of $44.5 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007 and from the exercise of the underwriter’s over-allotment option to purchase additional shares of our common stock in January 2008.

Operating Activities

Our cash flows used in operating activities are significantly influenced by our investments in personnel and infrastructure intended to position our business for the future, sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers.

During the three months ended March 31, 2009, our operating activities provided approximately $4.2 million of net cash. Cash provided by operating activities for the three months ended March 31, 2009 resulted primarily from a decrease of $3.0 million in accounts receivable related to the timing of customer payments, a decrease of $1.7 million in inventory, non-cash expenses for stock-based compensation of $0.5 million and depreciation and amortization expenses of $0.3 million and the receipt of $0.2 million in income tax refunds. These increases in cash were offset by a decrease of $1.2 million in accounts payable and accrued expenses due to timing of payments to vendors and the payment for second half 2008 incentive programs and an increase of $0.3 million in prepaid expenses and other assets.

During the three months ended March 31, 2008, we used approximately $1.2 million of net cash in operating activities. The significant uses of cash in operations were a net loss of $0.9 million, an increase of $0.8 million in accounts receivable due to increased revenue and the timing of customer payments, a decrease in accounts payable and accrued expenses of $0.2 million due to increased revenue and increases in prepaid expenses and other assets of $0.2 million. These uses were partially offset by decreases in inventory of $0.2 million as well as non-cash expenses for stock-based compensation expenses of $0.4 million and depreciation and amortization expenses of $0.3 million and the receipt of $0.1 million in income tax refunds.

Investing Activities

Our primary investing activities have consisted of purchases of marketable securities, the purchase or development of intangible assets, improvements made to our leased facilities, purchases of laboratory and computer equipment and software tools used in the design of our ICs to support our operations and research and development. As we continue to invest in our business, we expect purchases of computer and laboratory equipment and development tools to grow in absolute dollars.

During the three months ended March 31, 2009, we used approximately $5.0 million of net cash in investing activities, primarily for the purchase of short-term investments of $22.6 million, which was partially offset by the proceeds from the maturity of short-term investments of $18.0 million. The remaining $0.4 million was used to purchase property and equipment, as well as for the development of intangible assets. During the three months ended March 31, 2008, we used approximately $0.6 million of net cash in investing activities, primarily to purchase property and equipment as well as for the purchase or development of intangible assets.

Financing Activities

During the three months ended March 31, 2009, there were no financing activities.

During the three months ended March 31, 2008, we raised $5.6 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriter’s over-allotment option subsequent to our initial public offering in December 2007.

Off Balance Sheet Arrangements

We do not have any special purpose entities, and, other than operating leases as described below, we had no off-balance sheet financing arrangements as of March 31, 2009 or 2008.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of March 31, 2009 that is fixed and determinable.

	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$3,531	$1,565	$1,358	$608	$—
Purchase obligations	4,782	4,761	21	—	—

Total	$8,313	$6,326	$1,379	$608	$—

Our principal lease commitments consist of obligations under leases for office space, office equipment and third-party engineering software.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and any operating cash flow will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months.

In addition, we expect that our existing cash, cash equivalents, short-term investments and any operating cash flow will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that our existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. Additional funds may not be available on terms favorable to us or at all, particularly given the current economic downturn and tightening of credit markets.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board (FASB) SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of SFAS 141R did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued Staff Position (FSP) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141R-1 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

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

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which provided a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, we adopted the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however we will adopt the FSPs during the second quarter of 2009. We are currently assessing the impact of these FSPs on our consolidated financial statements, but do not expect these FSPs to have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The primary objectives of our investment activities, in order of importance, are to preserve principal, provide liquidity, seek diversification and maximize income without significantly increasing risk. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of March 31, 2009, our cash reserves were maintained primarily in U.S Treasury and U.S. Federal Home Loan Bank System obligations, money market investment accounts and bank deposit accounts totaling $59.5 million. Our investment policy requires that all securities mature in one year or less, with a weighted average maturity of no longer than nine months.

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and payments made under our contracts and purchase orders with third-party manufacturers are denominated in U.S. dollars and are not subject to exchange rate fluctuations. As of March 31, 2009, we have not experienced material gains or losses as a result of transactions denominated in foreign currencies.

We have operating expenses in foreign currencies, predominantly Canadian dollars but also Pounds Sterling and Euros that are converted to U.S. dollars for financial reporting. If these foreign currencies strengthen against the U.S. dollar, this increases our reported operating expenses. These currencies have weakened significantly for the first three months of 2009 compared to the year ago period. As a result, our operating expenses were approximately $0.3 million lower during the three months ended March 31, 2009 relative to the three months ended March 31, 2008.

We expect to experience further fluctuations in currency exchange rates in the future that may adversely affect our revenue and operating margins. If foreign currencies strengthen against the U.S. dollar, inventory and expenses denominated in foreign currencies will become more expensive. Alternatively, if the value of the U.S. dollar increases relative to other currencies, the effective cost of our ICs for customers that use such currencies for their operations could increase, thereby reducing demand for our products or increasing customer pressure for price reductions that could adversely affect our gross margins. Furthermore, any of our competitors who are foreign companies could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We do not use derivative financial instruments to hedge against foreign currency exchange fluctuations or other risks in our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

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

Prior to filing this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation described in this Item 4 that occurred during our first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that could potentially adversely affect our business are set forth below. These risk factors include any material changes to and supersede the description of our risk factors associated with our business previously set forth in Part I, Item 1A of our Yearly Report on Form 10-K for the year ended December 31, 2008.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we anticipate additional future losses.

Prior to the quarter ended September 30, 2008, we sustained losses and did not achieve profitability under U.S. GAAP for any fiscal quarter or year. Although we realized net income of $5,000 for the quarter ended March 31, 2009 and $0.9 million for the year ended December 31, 2008, our accumulated deficit as of March 31, 2009 was $135.7 million. We may incur additional operating losses in the future due to a number of factors, including lower revenues and gross margins, expenses related to product development and hiring personnel for sales, marketing and research and development, and public company expenses. We have incurred and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If our revenue and gross margins decline or fail to grow, or if we fail to manage our expenses, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Economic conditions may adversely affect our revenue, inventory levels, gross margins and results of operations.

The adverse conditions in the global economy may result in reduced spending, constrained credit, reluctance to adopt new technology, and loss of consumer and business confidence. Any of these factors could lead to decreased or delayed purchases of products containing our ICs by our customers, including our retail, service provider, commercial and utility customers. For example, our total revenue in the first quarter of 2009 decreased sequentially from the prior quarter, including sequential revenue declines of 29% and 22% in our retail channel and service provider channel, respectively.

Powerline communications is an emerging market, and, in the retail channel, the purchase of products including our ICs may involve changes to established consumer purchasing patterns. As consumers reduce discretionary spending or transition spending to discount retailers and lower cost products, demand for our products in the retail channel could decline further. In the service provider channel, if subscriber growth or demand for new services such as IPTV or Internet-based movies-on-demand slows, end-customer turnover increases, service providers experience payment collection issues, new program rollouts are delayed or cancelled or our customers attempt to minimize their inventory levels, demand for our products from service providers could decline. Any reduction in demand for our products could adversely affect our revenue, increase our inventory levels, and result in lower selling prices and gross margins. If the economic downturn is further prolonged, we may have difficulty maintaining and establishing a market for our existing and new products, and our financial performance may suffer. Further, the adverse economic conditions will make it more difficult for us to forecast customer purchases, and our revenue and financial results could become more volatile, particularly due to our customer concentration, which has been increasing. The lack of visibility is particularly acute for indirect customers to whom we do not sell directly but who nevertheless account for a material portion of our revenue. These adverse economic conditions may also make it more difficult for our customers to operate and finance their businesses, which could result in credit losses on our accounts receivable or lead to consolidation among our customers. In addition, changes in foreign currency exchange rates that increase the effective cost of our ICs to customers whose businesses operate in other currencies could make our ICs less attractive to those customers and require us to reduce selling prices, which could have an adverse effect on our revenue, gross margins and profitability.

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

In the past, we have experienced periods of rapid growth, and if we fail to sustain our growth or fail to effectively manage future growth, if any, our business will suffer.

Primarily as a result of the current adverse conditions in the global economy, as well as an inventory over-stock position at one of our service provider customers, in the first quarter of 2009, our total revenue declined to $15.5 million from $20.8 million in the fourth quarter of 2008 and $16.3 million in the first quarter of 2008. However, we anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly, demand for our products continues to decline and we are unable to return to revenue growth, our inventory levels could be negatively impacted and our operating losses could increase. In addition, prior to the first quarter of 2009, we experienced a period of significant growth and expansion. Our historic growth has placed, and future growth, if any, would continue to place, a significant strain on our management, personnel, systems and financial resources. If we are unable to manage any future growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures, and our business could be harmed.

Our operating results may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.

Historically, our operating results have fluctuated and are likely to fluctuate from quarter-to-quarter in the future. These fluctuations are due to a number of factors, including:

•	the level of and fluctuations in demand for our ICs by our customers and our associated revenue, as well as fluctuations in the available supply of ICs from our competitors;

•	the product mix and related gross margins of our sales;

•	the introduction of new products and product features by us and by our competitors;

•	the timing and amount of our research and development expenditures;

•	delays or other problems in the introduction of our new products, the emergence of new markets, or the acceptance of our products in those markets;

•	the availability and pricing of third-party products and services, including commodities used to manufacture, test and assemble our ICs;

•	the highly cyclical nature of the semiconductor industry; and

•	general economic conditions, including adverse conditions in the financial and credit markets.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, including the extent to which our customers’ requirements may be affected by the current adverse conditions in the global economy or by new products introduced by our competitors. In the past, we have been subject to significant variations in orders from our customers with orders, including large orders, followed by periods of limited demand from such customers. Our visibility into customer demand is particularly limited for customers to whom we do not sell to directly, and some of these indirect customers account for a material portion of our revenue. Such limited visibility could adversely affect our revenue forecasts and gross margins, particularly in the event a large customer, a group of customers serving the same indirect customer, or a large number of smaller customers were to delay or cancel orders or shift their future business to one of our competitors. Moreover, many of our customers have difficulty accurately forecasting their own product requirements and customer demand, as well as difficulty accurately estimating the timing of their new product and service rollouts and those of their customers (which ultimately affects their demand for our ICs). Historically, because of this limited visibility, our actual results have been different from our forecasts of customer demand, and some of these differences have been sudden and material, leading to excess inventory or product shortages and revenue and gross margin results below those forecast by us. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation and competition in our industry, with a corresponding adverse effect on revenues and operating results, could cause us to lose business and render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in lower selling prices, unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships and our reputation in the industry.

In addition, in light of the current adverse economic conditions, we believe there will be a higher risk of delays and cancellations in customer orders, which may be followed by unexpected increases in demand as customers subsequently replenish inventory levels. In the event of material order delays and cancellations, we would experience significantly greater volatility in our revenue and earnings or losses, as applicable, and this volatility could be more pronounced than expected given our customer concentration. Any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our business, revenue, inventory levels, gross margins, and operating results on a quarterly or annual basis, as well as increase our product obsolescence and restrict our ability to fund our operations. If these cancellations or deferrals are followed by unexpected increases in demand for our products, we may be unable to meet this demand, which could cause us to lose business to our competitors, or we may be required to expend considerable resources in an effort to meet this demand, which could have a material adverse effect on our business regardless of whether we are successful in doing so.

We face significant and increasing competition and may be unsuccessful against current and future competitors.

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

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors include Arkados Group Inc., Conexant Systems, Inc. and Maxim Integrated Products Inc., which build HomePlug-based ICs, and Design of Systems on Silicon (DS2) and Panasonic, which build ICs based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We also expect to have additional HomePlug powerline competition this year from several new competitors, including Gigle Semiconductor, which claims that its recently announced HomePlug AV-based IC includes higher levels of integration and additional proprietary features that increase bandwidth and throughput and facilitate communications over multiple types of wiring, CopperGate Communications, Ltd., which we believe will introduce a HomePlug AV-based IC, and STMicroelectronics, which in October 2008 announced an agreement with Arkados Group, Inc. to develop and manufacture a HomePlug AV-based system-on-a-chip, which is expected to interoperate with HomePlug 1.0 devices. In addition, we expect to have increased powerline competition this year from Spidcom Technologies S.A., which recently announced a HomePlug AV-based system-on-a-chip, and Xeline Co., Ltd. We compete or expect to compete with most of these companies in our digital home, commercial and utility markets and in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We expect the products from these new HomePlug AV competitors will include features not offered by us. We face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, Conexant Systems Inc., CopperGate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored or managed remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers and manufacturers of narrow band ICs who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Ember Corporation, Esco Corporation, Freescale Semiconductor, Maxim Integrated Products, Inc. Sigma Designs, Texas Instruments and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets and from companies that acquire, or enter into licensing arrangements or strategic alliances with, our competitors and who may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own. Because substantial time, expense and technology are required to design, manufacture and bring to market a new or modified IC, our ability to compete with the products or product features offered by our competitors may be delayed or limited, and we may be unable to do so.

Many of our competitors and potential competitors have longer operating histories, greater resources, greater name recognition, more extensive product offerings, a larger customer base, longer relationships with customers and distributors and lower wafer and supply chain costs than we do. As a result, they may be able to respond more quickly to customer requirements, devote greater resources to the development, promotion and sales of their products and influence industry standards and market acceptance of their products better than we can. Our competitors may also own or have better access to complementary technologies that can be integrated into system-on-a-chip devices that offer lower cost implementation of powerline communications. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products with performance comparable or superior to that of our products at a lower cost. In addition, regardless of whether our competitors’ products offer any performance or cost benefits, we may face increased competitive pressures to the extent our customers decide to second source the ICs used in their products.

If our customers do not design our products into their product offerings, or if our customers’ product offerings are delayed or are not commercially successful, our revenue and operating results will be adversely affected.

Our powerline communications products are not sold directly to end-users but are used as components in the products developed and sold by others. We sell our products directly or indirectly through resellers to OEMs and service providers, which include our ICs in their products, and to ODMs, which include our ICs in the products they supply to OEMs and service providers. Our products are generally incorporated into our customers’ products in the early stages of their development after an evaluation of our and our competitors’ products. As a result, we rely on OEMs and service providers to specify our products into the products they sell, which we refer to as a “design win”. Without these design wins, we would not be able to sell our products and our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an OEM or service provider will specify our product into its products. Once an OEM or service provider specifies a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. This is especially true for applications where the IC is embedded into a personal computer or consumer electronics product. Furthermore, even if an OEM designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that OEM, that the OEM will not second source the ICs using a competitor’s product, or that a successor design will include one of our products. The timing and amount of our revenue depends on the ability of the OEMs who use our ICs to develop, market, produce and ship products incorporating our technology, a process over which we have no control. If we are unable to accurately forecast the demand from these OEMs, our product mix, margins and inventory levels could be adversely affected. In addition, any decline in the sales of OEM products that use our ICs would decrease our revenue. If our customers experience delays in completing one of their products, if they are unsuccessful in commercializing a product or if they experience reductions or delays in orders from their customers, they would likely postpone or terminate their purchase of our ICs for that product, which would cause our sales to decrease. Moreover, because our IC is only one component included in the products sold by our customers, our customers must obtain the other components needed to complete their products from third parties. Some of these other components may have long lead times or be changed or discontinued, which could delay shipment or require redesign of the affected customer product, any of which would delay or reduce our revenue.

If we fail to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology, standards, customer demand and competing products in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer increased performance and a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, require substantial research and development expense. Our research and development expenses were approximately $3.6 million in the three months ended March 31, 2009. If we have not made, or in the future do not make, adequate investments in research and development, sales and marketing and customer support, or if we do not have sufficient resources to do so, we may be unable to develop and introduce new or enhanced products, or identify and make technological advances, as necessary to be competitive. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. There can be no assurance that we will be successful in developing or acquiring new products or product enhancements or that our new and/or enhanced products will be introduced before our competitors’ new releases, or that our products will meet market requirements.

We have in the past and may in the future experience unexpected delays in developing and introducing new products and product enhancements. Such delays can adversely impact the commercial acceptance of new products and product enhancements, as well as the revenue generated from sales of such products. These delays may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, our HomePlug AV-based ICs or any of our future products may not achieve market acceptance. We began shipping the first, second and third generations of our newest products, our HomePlug AV-based ICs, in the second quarter of 2006, the second quarter of 2007 and the third quarter of 2008, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

The average selling price of our products will decrease over their product life cycle. If the selling price reductions are greater than we expect, or if we are unable to effectively offset average selling price erosion, our results of operations may be adversely affected.

Historically, and consistent with trends in the IC industry generally, the average selling price of our products has decreased over their product life cycle. We believe that we will be required to continue to reduce the average unit prices of our powerline communications products due to a number of factors, including competitive pricing pressures and product bundling, new product introductions and the future introduction of system-on-a-chip devices that include powerline communications and other technologies. We expect to face increased pricing pressure on our HomePlug AV ICs as new HomePlug AV competitors enter the market later this year. Moreover, if the cost of our ICs increases the retail cost of our customer’s product to an unacceptable level, the customer will not add a powerline communications solution to the product, regardless of whether our ICs are priced competitively. In products where powerline communications is the second or third communications technology (for example, after Ethernet and wireless capabilities), we face particularly strong pricing pressure with respect to our products. A reduction in the average selling price to one of our customers could force us to lower our average selling price to other customers, both as a result of competitive factors and as a result of most favored nation pricing commitments to certain customers. If we are unable to offset any reductions in our average selling prices with increased sales volumes or reduced production costs or if we are unable to manage our inventory to reduce the impact of such price declines, our results of operations would be harmed.

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

We have derived a significant portion of our revenue from a small number of OEM, ODM and distributor customers, and our customer concentration has increased since 2008. We expect such customer concentration to continue for the foreseeable future. In the three months ended March 31, 2009, devolo AG, an OEM; Free, a service provider; and LEA SA, an OEM, accounted for approximately 25%, 23%, and 12% of total revenue, respectively. In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. We are also less able to accurately forecast our revenues for such indirect customers, and their revenues are subject to greater uncertainty and therefore greater volatility. In addition, we are also exposed to certain customer concentration risk for our indirect customers. For example, we believe that several of our ODM customers produce products using our ICs for EchoStar. For the three months ended March 31, 2009 and March 31, 2008, we estimate that EchoStar’s indirect purchases through its various ODMs would have accounted for approximately 7% and 13% of our aggregate revenue, respectively. Our aggregate customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. In addition, the percentage of revenue accounted for by one or more of our customers could increase if our total revenue were to decline. The loss of any large customer, a significant reduction in sales we make to them, any delay or cancellation of orders they have made with us, any failure to pay for the products we have shipped to them, any return of products previously sold to them due to manufacturing defects or any shift of their future business to one of our competitors could materially and adversely affect our results of operations and financial condition. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to, the following:

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

During the three months ended March 31, 2009, approximately 99% of our revenue was derived from the sale of HomePlug-based ICs. Our HomePlug-based ICs are primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless (Wi-Fi) local area network (LAN) technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various industry and standards development organization (SDO) alliances, and some offer performance and features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. Leading semiconductor companies continue to invest heavily in promoting and improving wireless technologies, particularly Wi-Fi LAN. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we endeavor to develop formal and informal relationships with technology leaders in the personal computer, consumer electronics and service provider markets. If we are unable to establish and maintain these relationships and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, or if competing technologies such as wireless, coaxial cable or non-HomePlug powerline provide better performance at a more competitive price than we can offer, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology generally, and our HomePlug-based ICs specifically, do not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

Powerline technology is subject to significant technical challenges that may make it difficult for us to meet future market requirements.

The use of existing electrical wiring as a method for reliable communications is technically challenging. Powerlines are subject to interference, or noise, and the amount and type of noise varies significantly. Simple household products, such as cell phone chargers, power supplies, halogen lights, compact florescent lights and hair dryers, can all create noise that can have a serious adverse effect on the quality of powerline communications. The operation of other large electrical devices such as refrigerators and air conditioning units can also have an adverse effect. Powerline communications are also subject to signal reduction, or attenuation, based on the length of the wiring paths and the presence of other devices including arc fault circuit interrupters (AFCIs) and surge protectors. The U.S. National Electrical Code requires AFCIs for newly installed bedroom outlets and, in the future, may require AFCIs for all newly installed outlets. AFCIs are also being considered or required by other jurisdictions. AFCIs from certain manufacturers may cause attenuation sufficient to block or substantially impair powerline communications. In addition, attenuation may be caused by surge protectors which block the communications signal from a powerline adapter or other product that is plugged into the surge protector. The instructions to HomePlug-enabled products generally instruct customers to plug the devices into surge protectors designed to pass the HomePlug signal or directly into electrical outlets (as most HomePlug-based adapters and other product designs include surge protection circuitry). However, end users may experience unacceptable results if they fail to follow these instructions. The degree to which household products and devices such as AFCIs and surge protectors adversely impact the performance of our products depends on a large number of factors, including the number and combination of devices creating noise or attenuation in a home, the timing, spectrum and extent of the noise and the throughput required for the specific powerline connectivity application.

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

We may be required to apply significant human and financial resources to evaluate and address these technical challenges. These efforts and expenditures could be substantial with no certainty that we would be able to develop a solution. If we are unsuccessful, our ability to maintain or attract new customers may be adversely affected and our ability to grow our business may be harmed. Also, concerns about the uncertain and adverse effects of incompatible powerline communications products may persuade service providers, utilities and personal computer and consumer electronics manufacturers not to adopt powerline communications or embed powerline communications ICs into their products. HomePlug-based ICs do not coexist effectively with powerline communications ICs based on other standards, such as those made by DS2 and Panasonic. If a major service provider, utility or other major customer were to adopt an existing or future powerline or anywire communications technology that cannot coexist with our HomePlug-based ICs, we could face difficulties selling our ICs in the applicable markets.

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

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. In recent years, we have historically used a single wafer foundry to manufacture our HomePlug-based wafers. However, during the second half of 2008, we began using a second wafer foundry to manufacture the wafers for two of our HomePlug-based ICs. We also use this second wafer foundry to manufacture wafers for our command and control ICs. However, we still use only one foundry for each of our ICs except our HomePlug 1.0 with Turbo IC. We also use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry suppliers currently procure from domestic and foreign sources. Some components have a long-lead time, requiring us to place orders months in advance of our anticipated demand, which increases our risk that forecasts will vary substantially from actual demand and which could lead to excess inventory or loss of sales. In addition, in some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors ceases to do business, fails to provide us in a timely manner with the products and services we request, fails to meet the standards we require or terminates its relationship with us, we may be unable to obtain replacement products or services to fill customer orders in a timely manner, if at all, and our relationships with our customers and our sales could suffer.

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

Regardless of the reason, if we are unable to secure sufficient supply, it may be difficult for us to develop relationships with other third-party vendors who are able to satisfy our production and supply requirements, and it can take several months to qualify a new service provider. Changes in providers may also require the affected ICs to go through re-qualification testing and customer approvals, adding further delay and cost and the potential for our customers to cancel orders or fail to place new orders. In addition, because many of the design libraries used in the design of an IC may be specific to a particular wafer foundry or foundry process, the change from one foundry or foundry vendor to another may require us to redesign all or part of the affected IC, which could take approximately 6 to 15 months, and to incur the costs of new IC masks, which can be substantial, particularly for lower process geometries. Furthermore, if we are unable to obtain the parts and materials necessary for our operations in a timely manner and on favorable terms, or, if we are unable to pass on to our customers any increased costs charged by our suppliers, our business and financial results may be adversely affected.

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

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. More than 70 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association (UPA), the HD-PLC Alliance and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. Other groups that have more international recognition as independent SDOs, such as the Institute of Electrical and Electronics Engineers Communications Society (IEEE) and the International Telecommunication Union (ITU), are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products. For example, in December 2008, the IEEE P1901 standards work group on powerline communications confirmed joint proposals from HomePlug and Panasonic as the baseline technology for the in-home and access P1901 powerline standards. The joint proposals provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer, as well as a possible future generation physical layer that would be compatible with a future ITU G.hn anywire standard. Under this approach, future ICs based on the joint proposals would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. Although we believe that our HomePlug AV ICs would interoperate with the HomePlug physical layer version of the P1901 baseline, we are unable to predict whether or when the baseline will be ratified by the IEEE or, if it is, the degree to which the final specification, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. Also in December 2008, the ITU G.hn work group moved most of the physical layer components for the proposed G.hn anywire communications standard to what is called the “consent” stage, which will be followed by efforts at comment resolution as well as work on the media access control layer in 2009. We do not believe that our HomePlug AV ICs would interoperate or coexist with the G.hn physical layer that moved to consent. We are unable to predict whether or when a G.hn standard will be ratified by the ITU or, if it is, the degree to which the final specification, or subsequent changes to the specification, may require us to make changes to our existing ICs or to IC designs we have in progress in order to have those ICs or IC designs qualify as G.hn compliant.

Standards organizations sometimes take years to reach agreement on new final specifications and may be unable to do so, even when a baseline technology for a proposed specification is selected early in the adoption process. The adoption or expected adoption of new or different powerline or anywire communications standards by the HomePlug Powerline Alliance, or more established global SDOs such as the IEEE or the ITU, or industry alliances such as the HomeGrid Forum supporting the activities of such organizations, could make our products incompatible with the new standard or otherwise uncompetitive or obsolete and cause us to incur substantial development costs to adapt to new or alternative industry standards, particularly if the new or alternative standards were to receive, or be perceived as likely to receive, greater penetration in the marketplace than the HomePlug-based specifications used by us for our ICs. Moreover, the adoption or expected adoption of such standards could have a chilling effect on the sale of existing products even before products based on the new standard become available. The time and expense required for us to develop new products or change our existing products to comply with new industry standards would be substantial, and there is no assurance that we would be successful in doing so. If we were not successful in complying with the industry standards required by our customers, we could lose market share, causing our business to suffer.

The adoption of new powerline or anywire standards by SDOs such as the IEEE or the ITU may increase competition in the market for powerline and other wireline communications ICs by reducing or eliminating the uncertain market acceptance of various competing standards established by industry alliance groups such as HomePlug, the UPA and the HD-PLC Alliance, potentially attracting larger semiconductor companies to join the market.

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

Our customers generally take a considerable amount of time to evaluate our HomePlug-based ICs before purchasing. The typical time from early engagement by our sales force to actual product introduction typically runs 6 to 12 months for adapter products to as much as 12 to 30 months for embedded consumer electronics products and products used by service providers and electric utilities. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose or delay anticipated sales. Additionally, while our sales cycles can be long, our average product life cycles tend to be short because we operate in an environment of rapidly changing technology and evolving customer requirements. As a result, the resources devoted to product sales and marketing may not generate material revenue for us when expected, if at all, and from time-to-time, we may need to write-off excess and obsolete inventory. In addition, we typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will recover such costs. There can be no assurance that our products will be able to meet the specifications required by our customers or that our products will be delivered to the market in a timely manner as compared with our competitors’ products. A substantial amount of time may pass between the selection of our technology for use in a customer’s product and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, if we do not generate revenue after we have incurred substantial expenses to develop any of our products, our business will suffer.

We derive a portion of our revenue from sales of our ICs to customers in the commercial and utility markets, and our business could be materially adversely affected if we are unable to maintain or grow our sales in these markets.

While we only derived a limited portion of our revenue from sales of our ICs to customers in the commercial and utility markets in the three months ended March 31, 2009, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other MDUs. Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

Our ability to maintain and increase revenue in the commercial and utility markets depends upon the growth of these markets, the standards and technologies adopted for use in these markets and our competitive position within such markets. We have fewer strategic and customer relationships in these markets and, in some cases, different competitors than we have in the digital home market. The growth of the commercial market will depend, in part, on the expansion of Internet, video-on-demand and other broadband services to MDUs. In the utility market, the growth of smart grid management and broadband over powerline applications will depend upon a number of factors, including a favorable utility regulatory environment that allows the cost of smart grid systems to be funded by the utility’s rate base and the development of new third-party products and services, as well as business models, necessary to commercialize these applications. In recent periods, customer interest in broadband over powerline applications has declined due to concerns about the financial and operational success of such systems, while customer interest in smart grid applications has increased. The standards and technologies that will be used in utility and smart grid applications are still being determined and both narrowband and broadband powerline and wireless technologies are being considered, as well as hybrid systems, with narrowband communications systems being more prevalent to date. We do not offer narrowband powerline ICs or wireless ICs for smart grid applications. In addition, the sales cycle for commercial and utility customers is typically long. If demand for utility applications using our broadband powerline ICs does not grow or we are otherwise unable to increase our revenue within these markets, our business could be materially and adversely affected. We may also need to make changes to our existing products or develop new products for our commercial and utility business to be successful. Furthermore, the HomePlug Powerline Alliance is working on a proposed powerline specification for narrowband smart grid applications as well as a proposed specification for broadband over powerline applications. The IEEE is also working on an access powerline standard as part of its P1901 initiative. We have not determined whether we will create any products based on these specifications, and there is no assurance that, if we were to attempt to do so, any such products would be successful. If we are unsuccessful in tailoring our existing products or creating new products to meet the needs of our customers in the commercial and utility markets, we will be unable to grow or maintain our sales in these markets.

Our ability to compete may be affected by our ability to protect our intellectual property and proprietary information.

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 33 issued U.S. patents and 43 pending U.S. patents, with foreign counterparts in some jurisdictions. The process of seeking patent protection can be long and expensive. We cannot be certain that any currently pending or future applications will actually result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not be of sufficient scope or strength to provide meaningful protection or provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

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

We rely extensively on third-party technology that is integrated into some of our products, including third-party intellectual property that we license to meet the HomePlug specifications. Due to the complexity of our products, the incorporation of third-party technology could result in unforeseen or undetected defects or bugs, which could delay the introduction or adversely affect the market acceptance of new products and damage our reputation with customers. We have in the past experienced, and may in the future experience, reliability, quality or compatibility problems because of the use of third-party technology. As a result, we may have to expend significant financial and other resources to correct these problems, including the costs of repair, rework, recall, replacement and resolving claims by our customers or third parties. Due to our reliance on third-party technology, if we were unable to continue to use or license these third-party technologies on reasonable and cost-effective terms or if the third-party technology were to fail to operate as required, we could be unable to secure alternatives in a timely manner, if at all, and our business would be harmed. In addition, if we were unable to license technology from third parties to develop future products, we would be unable to develop such products in a timely manner, or at all.

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

The complexity of our products and the process used to produce our products could result in unforeseen delays or expenses arising from undetected problems or defects, which could impair market acceptance for our products, result in lost revenues, increase our costs and negatively impact our reputation and relationships with our customers.

Powerline communications is a complex and relatively new technology. Highly complex ICs such as our powerline communications ICs may contain design defects, errors and software flaws, or bugs, in the IC hardware or software, particularly when first introduced or as new versions are released. We have experienced in the past and may experience in the future delays and problems in completing the development and introduction of new products and product enhancements due to problems such as design defects, errors and bugs. In addition, products incorporating our ICs that are supplied to customers by our OEMs or ODMs have in the past and may in the future contain defects that are unrelated to our ICs. Furthermore, because we outsource the manufacturing of our ICs, and in some cases purchase the analog front-end components and line drivers used in our chipsets from others, we have been, and in the future we may be subject to problems resulting from the actions or omissions of these third parties. The process of producing ICs, referred to as the wafer fabrication process, is extremely complicated, where even small changes in design, materials or specifications can result in material decreases in the percentage of acceptable product resulting from the manufacturing process, referred to as the manufacturing yield, and even the suspension of production. On occasion, we and our third-party vendors have experienced in the past, and may experience in the future, manufacturing defects and resultant reductions in manufacturing yields due to errors in the manufacturing, assembly or testing processes or the implementation of our designs, particularly in connection with new products and new technologies. Detection of manufacturing defects is difficult, and identifying problems may not be possible early in the fabrication process. Failure to detect manufacturing defects may negatively impact the quality or reliability of our products, and low manufacturing yields may inhibit our ability to fulfill customer orders on a timely basis and may increase our cost of goods sold and negatively impact our operating results.

Any of these problems may delay the introduction, volume shipment and market acceptance of the applicable products, harm our ability to retain existing customers and attract new customers, adversely affect sales and cause existing customers to cancel orders or return previously sold product. If any of these problems are not found until after we have commenced commercial production of a product, we may be required to incur the cost of product recalls, repairs or replacements and of resolving claims by our customers or third parties. Furthermore, if any problem is found after our ICs have been incorporated into a customer’s product, we may be required to re-work, repair or replace our customer’s product, which would require us to incur costs substantially higher than the costs of repairing or replacing our ICs alone. Furthermore, these problems may require us to incur additional development and customer support costs in an effort to correct the problems, which could divert human and financial resources from other new product developments, resulting in the delay of those projects as well. The time and expense required to correct IC defects, errors and bugs and to improve manufacturing yields, reliability and quality can be very high, particularly if the masks for smaller geometry ICs must be redesigned, and there is no assurance that we will be able to successfully correct the problems at all or within the time required for the product to be successful in the marketplace. Any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

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

Historically, consolidation within the semiconductor industry is not uncommon, and we expect it to continue as companies attempt to strengthen their positions in the various markets we have targeted. Consolidation may also increase as a result of the adverse conditions in the global economy. Consolidation or strategic alliances among competitors, or the acquisition of a competitor by a larger semiconductor company not yet engaged in the powerline communications business, could result in stronger competitors with larger customer bases, more diversified product offerings and greater technological and marketing expertise, allowing them to compete more effectively against us. Consolidation among customers could also result in fewer customers, reduced demand and increased pressure on the prices we charge for our products. Consolidation among our third-party suppliers could increase the costs of, or reduce our ability to obtain, needed materials and services, thereby reducing our ability to compete. Any of the above occurrences could have a materially adverse effect on our business, operating results and financial condition.

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

Competition for qualified personnel in the semiconductor industry is intense. We maintain our headquarters in Orlando, Florida and a portion of our research and development team and other significant operations in Ocala, Florida. As Central Florida often has few, if any, candidates for the positions we are seeking to fill, and many of the potential candidates we recruit may choose not to relocate to Central Florida, we must expend additional time and expense to recruit new employees for our Central Florida locations from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire subcontractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or subcontractors and face additional challenges and incur significant costs in managing those operations from the U.S. We may also face challenges in retaining some of our existing employees to the extent the then current market value of our common stock is substantially below the exercise prices of the stock options held by such employees. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

We may pursue acquisitions of, or investments in, businesses that may not be successful and that could adversely affect our operating results.

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

These acquisitions and investments involve numerous risks, including but not limited to:

•	problems associated with integrating acquired companies, products or technologies;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	the risk of entering market segments where we have little or no prior experience and where competitors are in a stronger market position than we are;

•	the potential loss of key employees from the acquired company;

•	the potential dilution of existing stockholders and subordination to rights, preferences and privileges senior to those of our common stock;

•	uncertain capital markets reaction to the acquisition or investment;

•	amortization expenses related to intangible assets;

•	the potential disruption of our ongoing business;

•	the diversion of management’s attention from other core business concerns; and

•	potential goodwill impairment.

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

As a public company, we incur significant legal, accounting and other costs associated with the reporting requirements of public companies. We are required to, among other things, create and periodically review the effectiveness of internal controls over financial reporting and may be required to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the SEC and The NASDAQ Global Market oblige our management to devote a substantial amount of time to new compliance initiatives, which could increase our legal and financial compliance costs. These costs of compliance, both in the form of monetary expenditures and additional management responsibilities, have been increasing, making them difficult to estimate with any degree of certainty.

If our internal controls over financial reporting are inadequate or we have material weaknesses or significant deficiencies, investors could lose confidence in our financial reports, and our business and stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have incurred, and expect that we will continue to incur significant costs, and expend significant time and management resources, to comply with Section 404. Although we have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements, we cannot be certain that our management or our independent registered public accounting firm will not identify significant deficiencies or material weaknesses in our internal control over financial reporting. In addition, over the course of our ongoing evaluation of our internal controls, we may identify areas requiring improvement and may have to design enhanced processes and controls to address issues identified through this review. If our internal control over financial reporting is found by management or by our independent registered public accounting firm to be inadequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Market, the SEC or other regulatory authorities and our stock price could be adversely affected. In addition, such deficiencies could impair our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

We face business, political, operational, financial and economic risks in our markets outside of the U.S.

We conduct a substantial amount of our business with customers and third-party vendors located outside the U.S, and our future growth is dependent, in part, on continued geographic expansion. We have four wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Hong Kong Limited, Intellon Korea Ltd. and Intellon Taiwan Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Europe and Asia accounted for approximately 60.2% and 32.3% of revenue in the three months ended March 31, 2009, respectively. Most of our sales in Asia are in Taiwan but also include sales to customers in China, Japan, the Republic of Korea and Singapore, among others. Nearly all of our sales in Europe are currently to customers in France and Germany. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

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

Our HomePlug-based ICs are manufactured in Taiwan and Singapore and assembled and tested primarily in Taiwan and the Republic of Korea. Our command and control ICs are manufactured, assembled and tested primarily in Singapore, the Philippines, Taiwan and/or the U.S. Many of our customers and other third-party vendors are also located in Asia. The Pacific Rim region is subject to extreme weather and frequent earthquakes due to the presence of major fault lines. As a result of natural disasters, our customers and third-party vendors in the past have experienced, and in the future may again experience, power outages and other damage and disruptions to their operations. Any disruption in the operations of our customers or our customers’ suppliers could make it difficult or impossible for our customers to produce their products that use our ICs. Any disruption of the operations of our third-party vendors could reduce or eliminate the manufacture, assembly or testing of our ICs by those vendors or make it difficult or impossible for us or our vendors to obtain components or materials necessary for the production of our ICs. In such an event, we may be required to seek alternative sources of supply on reasonable terms and timeframes, and we could be required to incur substantial costs and time delays in doing so, if we can at all. Any significant damage to or destruction of any of the foundries that manufacture the wafers for our ICs would have a particularly adverse effect on us, as the rebuilding of a foundry or locating an alternative manufacturer would be difficult and time consuming. In addition, because the design libraries and manufacturing process used in producing the wafers for our ICs may be specific to the particular foundry, we may be unable to transfer production to an alternative foundry, even if one were available, without incurring substantial time and expense to redesign all or part of the affected IC and to incur the costs of a new IC mask, which can be substantial, particularly for lower process geometries. We do not have any arrangements for any backup sources of supply for the wafers used in our ICs.

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

As of March 31, 2009, we had estimated available U.S. federal income tax net operating loss (NOL) carryforwards of approximately $100.0 million, state income tax net operating loss carryforwards of approximately $66.5 million and estimated U.S. tax credit carryforwards of approximately $5.1 million. To the extent then available, these can be used to offset federal taxable income and federal tax liabilities in future years. Our NOL carryforwards will begin to expire in 2009 and are scheduled to continue to expire through 2027. Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. Our ability to utilize NOL carryforwards and federal tax credit carryforwards may be limited by the issuance of common stock in future offerings or as a result of future events. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. In connection with our initial public offering in December 2007, we experienced an ownership change as defined by Section 382. As a result of this ownership change, our ability to use our federal NOL carryforwards and tax credit carryforwards in subsequent periods is limited to approximately $5.3 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. To the extent our use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would if we were able to fully use our net operating loss and tax credit carryforwards in the U.S. In addition, we operate in foreign jurisdictions and are subject to paying foreign taxes even though we have net operating losses. We are also subject to alternative minimum tax.

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

Since our initial public offering in December 2007, there has been, and we expect that there will continue to be, only a limited volume of trading in our common stock. We cannot predict whether an active trading market in our common stock will develop or be sustained, or how liquid any such market might become. In the absence of an active public market, it may be difficult for an investor to sell shares of our common stock in the volume, or at a price and time, which is attractive to such investor, if at all. In addition, relatively small trades have had, and may continue to have, a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock. Moreover, our common stock is trading below $3.00 per share on the NASDAQ Global Market. At that price level, with our limited trading volume, the policies and practices of institutional investors and brokerage houses may limit investment in our common stock. Furthermore, because much of our common stock is held by our affiliates, unless we achieve a wider dissemination of those shares, a more active trading market in our common stock may not develop. All of these factors may discourage purchases of our common stock, which may further affect the liquidity of our common stock and potentially lead to further declines in our stock price.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The number of securities analysts who cover our company is limited. If no or few securities or industry analysts cover our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws, as amended

4.1*	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006

10.1**	HomePlug Powerline Alliance Sponsor’s Agreement, between the registrant and the HomePlug Powerline Alliance, Inc., dated March 11, 2009

10.2***	Third Amendment to Office Lease Agreement between the registrant and CA-The Concourse Limited Partnership, dated March 18, 2009

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-144520).
**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Annual Report on Form 10-K filed March 13, 2009.
**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated March 18, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2009

Intellon Corporation (Registrant)

By:	/S/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer