Form 10-Q
period 2009-06-30
INTELLON CORP
filed 2009-08-07
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of August 3, 2009, there were 31,343,946 shares of the registrant’s $0.0001 par value common stock outstanding.

INTELLON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

INTELLON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,104	$35,375
Short-term investments	25,005	20,230
Accounts receivable	9,482	11,532
Inventory, net	5,709	8,029
Prepaid expenses	1,307	961
Other current assets	192	350

Total current assets	78,799	76,477
Property and equipment, net	2,362	2,241
Intangible assets, net	2,571	2,403
Other assets	100	100

Total assets	$83,832	$81,221

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,693	$6,843
Accrued expenses	2,507	2,166

Total current liabilities	10,200	9,009

Shareholders’ equity:
Common stock	3	3
Additional paid in capital-common	208,978	207,890
Accumulated deficit	(135,349)	(135,681)

Total shareholders’ equity	73,632	72,212

Total liabilities and shareholders’ equity	$83,832	$81,221

*	Information derived from the audited Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenue	$17,475	$18,137	$32,983	$34,442
Cost of revenue	8,667	10,310	16,268	19,280

Gross profit	8,808	7,827	16,715	15,162
Cost of operations:
Research and development	3,981	3,935	7,588	8,379
Sales and marketing	2,239	2,095	4,569	4,274
General and administrative	2,302	2,202	4,331	4,271

Operating income (loss)	286	(405)	227	(1,762)

Other income (expense):
Interest income	30	252	93	695
Other expense	(20)	(32)	(48)	(63)

Total other income	10	220	45	632

Income (loss) before income tax (benefit) expense	296	(185)	272	(1,130)
Income tax (benefit) expense	(31)	57	(60)	57

Net income (loss)	$327	$(242)	$332	$(1,187)

Net income (loss) per common share:
Basic	$0.01	$(0.01)	$0.01	$(0.04)

Diluted	$0.01	$(0.01)	$0.01	$(0.04)

Weighted-average number of shares used in per share calculations:
Basic	31,095	30,878	31,071	30,761

Diluted	31,391	30,878	31,256	30,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$332	$(1,187)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,084	809
Depreciation	588	524
Amortization of intangible assets	37	26
Accretion of discount on investment securities	(61)	—

Changes in operating assets and liabilities:
Accounts receivable	2,050	542
Inventory	2,320	263
Prepaid expenses and other assets	(369)	73
Income tax refund	181	75
Accounts payable and accrued expenses	1,191	1,424

Net cash provided by operating activities	7,353	2,549

Investing activities
Purchase of property and equipment	(709)	(788)
Purchase of short-term investments	(24,964)	—
Proceeds from maturities of short-term investments	20,250	—
Purchase of intangible assets, net	(205)	(426)

Net cash (used in) investing activities	(5,628)	(1,214)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	5,550
Proceeds from exercise of stock options	4	—

Net cash provided by financing activities	4	5,550

Net increase in cash and cash equivalents	1,729	6,885
Cash and cash equivalents, beginning of period	35,375	52,074

Cash and cash equivalents, end of period	$37,104	$58,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly our financial position and the financial position of our subsidiaries in conformity with U.S. generally accepted accounting principles (GAAP) as of June 30, 2009, our results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The condensed consolidated financial statements include Intellon and our wholly owned subsidiaries, Intellon Canada, Inc., Intellon Taiwan Ltd., Intellon Hong Kong Limited and Intellon Korea, Ltd. All significant intercompany accounts and transactions have been eliminated. We have evaluated all subsequent events through August 5, 2009, the date the financial statements were issued. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K (Annual Report) as filed on March 13, 2009 with the SEC. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

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

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), with respect to our financial assets and liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI had been determined to exist, we would have recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP FAS 115-2, if OTTI has been incurred, and it is more-likely-than-not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors would be recognized in accumulated other comprehensive income (AOCI). The total OTTI, which would include both credit and non-credit losses, would be presented gross in our statements of operations and would be reduced by the non-credit loss amount of the total OTTI recognized in AOCI. There was no initial effect of our adoption of FSP FAS 115-2 on April 1, 2009 as we have no securities that have previously been or are currently deemed as other-than-temporarily impaired.

Effective April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

                Effective January 1, 2009, we adopted FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

Effective April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures to conform to the Codification in our Quarterly Report on Form 10-Q for the third quarter of 2009.

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

Our marketable securities consist of a laddered portfolio of investment grade debt instruments consisting of obligations of the U.S. Treasury and U.S. Federal Home Loan Bank System. None of our held-to-maturity investments had maturities beyond 275 days as of June 30, 2009. In addition, none of our held-to-maturity investments had maturities beyond 364 days at the time of purchase.

In accordance with SFAS 157, the following table represents the fair value (based on level one inputs) of our held-to-maturity investments, all of which were included in short-term investments, as of June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Accrued Interest	Fair Value
U.S. Treasury securities	$12,499	$1	$—	$—	$12,500
U.S. Federal Home Loan Bank System securities	12,506	31	—	21	12,558

Total short-term investments	$25,005	$32	$—	$21	$25,058

Accrued interest relates to a U.S. Federal Home Loan Bank System security which has a coupon rate of 3.75%. Interest is payable to us on October 1, 2009 and April 1, 2010.

As of June 30, 2009, we did not have liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

As of June 30, 2009, the weighted average maturities for the U.S. Treasury securities and the U.S. Federal Home Loan Bank System securities were 0.3 months and 6.9 months, respectively. As of June 30, 2009, the weighted average maturity for total short-term investments was 3.6 months.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$2,521	$3,103
Work-in-process	3,496	5,186
Raw materials	91	104

	6,108	8,393
Less: inventory reserves for obsolescence and excess inventory	399	364

Inventory, net	$5,709	$8,029

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventory for the stated periods (in thousands):

Balance, December 31, 2008	$364
Additions charged to costs	43
Deductions	(8)

Balance, June 30, 2009	$399

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Patents	$2,898	$2,696
Trademarks	69	66
Trademarks not subject to amortization	9	9

	2,976	2,771
Less: accumulated amortization	405	368

Intangible assets, net	$2,571	$2,403

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2008 was approximately $19,000 and $14,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2009 and 2008 was approximately $37,000 and $26,000, respectively. At June 30, 2009, estimated amortization expense for the remainder of 2009 and years thereafter is as follows (in thousands):

Estimated amortization expense
2009 (remaining six months)	$38
2010	174
2011	170
2012	168
2013	167
Thereafter	1,845

Total expected amortization expense	$2,562

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued employee incentives/bonuses	$1,071	$927
Accrued vacation	766	610
Other	670	629

Total accrued expenses	$2,507	$2,166

4. Net Income (Loss)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator: Net income (loss)	$327	$(242)	$332	$(1,187)

Denominator: Weighted average shares outstanding	31,340	31,338	31,340	31,258
Less: Unvested common shares outstanding	245	460	269	497

Denominator for basic net income (loss) per share	31,095	30,878	31,071	30,761

Effect of dilutive securities:
Incremental common shares attributable to unvested restricted stock and restricted stock units	246	—	163	—
Incremental common shares attributable to outstanding stock options	50	—	22	—

Denominator for diluted net income (loss) per share	31,391	30,878	31,256	30,761

Basic net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.04)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.04)

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock and restricted stock units (RSUs). For the three and six months ended June 30, 2009, diluted net income per common share includes the dilutive effects of stock options, restricted common stock and RSUs. Because we reported a net loss for the three and six months ended June 30, 2008, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for that period because the effect would have been antidilutive. The excluded potential common shares for the periods presented consist of the following (weighted average in thousands):

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restricted common stock	—	366	—	403
Contingent restricted common stock	94	94	94	94
Options to purchase common stock	2,466	2,669	3,176	2,278

Total	2,560	3,129	3,270	2,775

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

On January 1, 2009, the number of shares available for future grant under the 2007 Plan increased by approximately 1.3 million shares to 1.9 million shares pursuant to this provision. As of June 30, 2009, approximately 1.1 million shares were available for future grant under the 2007 Plan.

Stock-Based Compensation Expense

The fair value of the stock options granted to employees and officers for the periods presented was estimated using the following weighted average assumptions (excluding stock options granted in connection with the Tender Offer, see below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yields	None	None	None	None
Expected volatility	66.0%	49.6%	64.8%	50.3%
Risk-free interest rate	3.1%	2.6%	2.2%	2.4%
Expected lives (in years)	7.8	2.2	5.4	3.1
Weighted average fair value at grant date	$2.62	$1.32	$1.34	$2.05

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

The following table summarizes the stock-based compensation expense related to stock option, restricted common stock and RSU grants under SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R), for the periods presented, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense by caption:
Research and development	$178	$138	$325	$238
Sales and marketing	141	109	254	185
General and administrative	278	206	505	386

Total stock-based compensation expense	$597	$453	$1,084	$809

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Stock options	$465	$406	$892	$705
Restricted common stock and RSUs	132	47	192	104

Total stock-based compensation expense	$597	$453	$1,084	$809

No tax benefit has been recognized on the stock-based compensation expense for either period presented. We do not expect to recognize any income tax benefits relating to stock-based compensation expense until we determine that such tax benefits are more likely than not to be realized.

Stock Option Activity

The exercise price of options granted under our 2007 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns over 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Grants and awards under the 2007 Plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter thereafter over the next twelve quarters of continued service.

On May 1, 2009, we announced a stock option exchange program (Tender Offer) under which we offered all employees, officers and directors the opportunity to tender any outstanding stock options issued under the 2007 Plan with an exercise price equal to or greater than $5.50 per share (Eligible Options) in exchange for a lesser number of either new non-qualified stock options or RSUs, depending on the participant’s election. A participant who elected to receive new stock options was entitled to receive one new stock option for each 1.10 Eligible Options tendered for exchange. A participant who elected to receive RSUs was entitled to receive one new RSU for each 2.03 Eligible Options tendered for exchange.

The Tender Offer expired on May 29, 2009. We accepted for exchange Eligible Options to purchase 1,482,195 shares of our common stock from 93 eligible participants, representing 99% of the total Eligible Options. On June 1, 2009, under the terms and subject to the conditions set forth in the Tender Offer, we issued new non-qualified stock options to purchase 644,466 shares of our common stock at an exercise price of $3.75 per share and new RSUs for 380,898 shares of our common stock in exchange for the tendered Eligible Options.

The new stock options and RSUs issued to employees and officers will vest on a three-and-one-half-year schedule, with 25% of the shares vesting on the six-month anniversary of the grant date and the remaining 75% vesting proportionately each quarter

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

thereafter over the next twelve quarters of continued service. The new stock options and RSUs issued to non-employee directors will vest on a two-year schedule, with 50% of the shares vesting on each of the one- and two-year anniversaries of the grant date. The new stock options will remain exercisable for a maximum term of seven years from the grant date.

The fair value for the tendered Eligible Options immediately prior to the exchange was estimated using the Black-Scholes valuation model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 60.3%; risk-free interest rate of 3.1%; and expected life of 6.8 years. The fair value for the new stock options immediately after the exchange was estimated using the Black-Scholes valuation model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 60.3%; risk-free interest rate of 2.3%; and expected life of 4.6 years. The weighted average fair value of the tendered Eligible Options immediately prior to the exchange was $1.95 per stock option and the weighted average fair value of the new stock options immediately after the exchange was $1.88 per stock option. The fair value of the RSUs immediately after the exchange was equal to the closing price of our common stock as reported on the NASDAQ Global Market on June 1, 2009. There was no incremental compensation cost associated with the Tender Offer. The total unrecognized compensation costs of the tendered Eligible Options will be recognized over a weighted-average period of 2.7 years.

The following table summarizes option activity for the six month period ended June 30, 2009 for all of our stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual term)
Options outstanding at December 31, 2008	2,778	$6.22	9.1	$60
Granted (1)	1,640	2.87
Exercised	(4)	1.04
Canceled/forfeited (1)	(1,558)	5.68

Options outstanding at June 30, 2009	2,856	4.60	8.4	2,556

Options vested and expected to vest after June 30, 2009 (2)	2,790	4.60	8.4	2,495

Options exercisable at June 30, 2009	498	6.80	7.9	133

(1)	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Tender Offer.
(2)	Options expected to vest reflect an estimated forfeiture rate.

At June 30, 2009, the total unrecognized stock-based compensation related to options granted under our share-based compensation plans accounted for under SFAS 123(R) was approximately $4.1 million. These options had a remaining weighted-average period of 2.7 years over which the expense is expected to be recognized.

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

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

The following table summarizes restricted stock activity for the six month period ended June 30, 2009 for all of our restricted stock:

	Restricted Common Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance, December 31, 2008	315	$1.50
Granted	—	—
Vested	(92)	0.93
Forfeited	(3)	0.20

Balance, June 30, 2009	220	1.76

The total unrecognized stock-based compensation expense for restricted stock was approximately $365,000 as of June 30, 2009. The total unrecognized stock-based compensation expense related to restricted stock awards subject to a four year vesting schedule was approximately $178,000 as of June 30, 2009. These unvested restricted common stock awards will vest on a weighted-average basis over a period of 0.9 years from June 30, 2009. The total unrecognized stock-based compensation expense related to awards which vest upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement, was approximately $187,000 as of June 30, 2009.

Restricted Stock Unit Activity

We began granting RSUs under the 2007 Plan during the first quarter of 2009. RSUs will convert into shares of our common stock upon vesting on a one-for-one basis. Our RSU grants typically vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter thereafter over the next twelve quarters of continued service. RSUs are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight-line basis over the requisite vesting period.

The following table summarizes RSU activity under the 2007 Plan for the six month period ended June 30, 2009 for all of our RSUs:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance, December 31, 2008	—	$—
Granted (1)	805	2.97
Vested	—	—
Forfeited	(3)	2.88

Balance, June 30, 2009	802	2.97

(1)	The number of RSUs includes RSUs granted in connection with the Tender Offer.

The total unrecognized stock-based compensation expense for RSUs was approximately $2.0 million as of June 30, 2009. The unvested RSUs will vest on a weighted-average basis over a period of 3.5 years from June 30, 2009.

6. Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2013. Rent expense for our leased facilities was approximately $221,000 and $206,000 for the three months ended June 30, 2009 and 2008, respectively. Rent expense for our leased facilities was approximately $435,000 and $386,000 for the six months ended June 30, 2009 and 2008, respectively. In March 2009, we entered into an amendment to our operating lease for a sales office in San Jose, California, which extended the term of the lease through March 31, 2010 and reduced the area leased from approximately 4,300 square feet to 2,824 square feet.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

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

Revenue by geographic area is presented based upon the country of destination. Export sales were $16.2 million for each of the three months ended June 30, 2009 and 2008, and $30.4 million and $30.2 million for the six months ended June 30, 2009 and 2008, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers (OEMs) in Asia is ultimately shipped to end-markets in the Americas and Europe. Although a significant portion of our revenue is from customers located outside of the U.S., all sales are denominated in U.S. dollars.

A change in or loss of one or more of our customers could adversely affect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
devolo AG (OEM)	24%	17%	24%	18%
Free (Service Provider)	21%	20%	22%	19%
Chenmtech Co Ltd (Distributor)	14%	*	12%	*
Lumax International Corporation (Distributor)	*	12%	*	14%
Aztech Systems Ltd (OEM)	*	11%	*	*

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 64.3% and 57.4% of accounts receivable at June 30, 2009 and December 31, 2008 respectively.

8. Income Taxes

During the three and six months ended June 30, 2009, we recognized approximately $44,000 and $90,000, respectively, of income tax benefit related to our Canadian subsidiary and approximately $13,000 and $30,000, respectively, in U.S. Federal income tax expense. Our practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of June 30, 2009, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2009.

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. At June 30, 2009, we had recorded a full valuation allowance against the net deferred tax asset, based on our belief that available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Unaudited)

continued…..

9. Option Exchange

On April 28, 2009, our Board of Directors approved an offer to exchange outstanding stock options to purchase 1,504,195 shares of our common stock.

Under the terms of the stock option exchange program, we offered each of our employees, executive officers and directors the opportunity to tender any outstanding stock options issued under our 2007 Plan with an exercise price equal to or greater than $5.50 per share in exchange for a lesser number of either new non-qualified stock options or stock-settled RSUs, depending on the participant’s election. A participant who elected to receive new stock options received one new stock option for each 1.10 stock options tendered for exchange. A participant who elected to receive RSUs received one new RSU for each 2.03 stock options tendered for exchange. Each new stock option or new RSU granted to our employees will vest on a three-and-one-half-year schedule, with 25% of the shares subject to the new stock option or new RSU vesting on the six-month anniversary of the grant date of the new award, and the remaining unvested portion vesting ratably on a quarterly basis over the succeeding twelve quarters. Each new stock option or new RSU granted to our non-employee directors will vest on a two-year schedule, with 50% of the shares subject to the new stock option or new RSU vesting on each of the one- and two-year anniversaries of the grant date of the new award. The new stock options will remain exercisable for a maximum term of seven years from the grant date of the new stock options. The exercise price of the new stock options was $3.75, the closing price of our common stock as reported on the NASDAQ Global Market on the date the new stock options were granted. The offer expired on May 29, 2009 and the new stock options and RSUs were granted on June 1, 2009.

This stock option exchange program was intended to provide additional incentive and retention value for participants and better align the participants’ interests with those of our stockholders. The stock option exchange program was designed with the goal that the current fair value of the stock options surrendered would be approximately the same as the fair value of the new stock options or RSUs received. This goal was achieved. No incremental compensation cost was incurred as a result of the stock option exchange program.

The terms and conditions of the stock option exchange program are contained in a Tender Offer Statement on Schedule TO that we filed with the Securities and Exchange Commission on April 30, 2009.

10. Subsequent Events

During July 2009, we granted a total of 3,150 non-qualified stock options to new employees at an exercise price of $5.72 per share, which is equal to the closing sales price for our common stock as quoted on the NASDAQ Global Market on the date of grant.

During August 2009, the compensation committee of our board of directors approved awards of approximately $899,900 to be paid to our executive officers and employees under our Annual Cash Incentive Plan for performance during the first half of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report, including those in this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements”. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” “might,” “can,” variations of such words, and other similar expressions are predictions of, or indicate, future events and trends, and typically are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including those set forth under “Part II. Item 1A. Risk Factors” in this Quarterly Report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, as well as in conjunction with our subsequent reports on Forms 10-Q and 8-K.

Overview

We are a leading fabless semiconductor company that designs and sells integrated circuits (ICs) for high-speed communications over existing electrical wiring. Our ICs enable home connectivity, which is the sharing and moving of content among home gateways, personal computers and other consumer electronics products in the home. Consumer demand for broadband services and the proliferation of digital video, audio and data content are driving the market for home connectivity. We believe our solutions are targeted to address the challenges of sharing entertainment content throughout the home. Products using our ICs are easy to install and use, and deliver connectivity through electrical outlets across the home. Our newest ICs also meet the performance demands required for the delivery of high-definition video content.

We have made a substantial investment in research and development and in sales and marketing since our inception in 1989, and, as a result, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, reducing the level of our capital investment and enabling us to focus on the design, development, sale and marketing of our products. As of June 30, 2009, we had shipped approximately 38.6 million powerline communications ICs, including over 30.6 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 2.4 million powerline communications ICs in the three months ended June 30, 2009, a 10% decline from shipments of over 2.7 million powerline communications ICs in the three months ended June 30, 2008. We shipped approximately 4.8 million powerline communications ICs in the six months ended June 30, 2009, a 9% decline from shipments of over 5.2 million powerline communications IC in the six months ended June 30, 2008. Our HomePlug-based ICs represented approximately 99% of our revenue for each of the three and six months ended June 30, 2009. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. In some cases, a service provider makes products containing our ICs available to its customers as part of the customers’ service subscription, sometimes as an installer option. Other service providers offer such products to customers for purchase at the customer’s discretion. As a result, the percent of a service provider’s installations using product containing our ICs may vary significantly. For the three months ended June 30, 2009, service providers accounted for approximately 55% of our revenue, or $9.6 million. Revenue from the service provider channel in the second quarter of 2009 declined approximately 15% compared to the first quarter of 2009, but increased approximately 15% compared to the second quarter of 2008. The fluctuations in demand for our HomePlug-based ICs in the service provider channel are due, in part, to order timing by our customers, as well as to changes in demand from a single indirect customer deploying set-top boxes incorporating our HomePlug 1.0 ICs. Historically, demand from this indirect customer has fluctuated significantly. Sales to this customer declined approximately 39%, or $0.9 million, in the three months ended June 30, 2009 and approximately 72%, or $6.4 million, in the six months ended June 30, 2009, compared to the corresponding periods in 2008, primarily as a result of an inventory over-stock position at this customer. Although we expect sales to this customer to nearly double in the third quarter of 2009 compared to the second quarter of 2009, we expect that sales to this customer on an annual basis will be lower in 2009 compared to 2008.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will reduce or terminate their demand for our products. Our lack of visibility into our own customers’ end-customer demand causes us to experience sudden and unexpected fluctuations in our revenue, product mix, inventory levels and gross margins, and we expect these fluctuations to continue and potentially increase in frequency and severity. The limited visibility experienced by us and our customers is exacerbated during product transitions, such as our current transition from our INT6300 IC to our INT6400 IC, where we must assess demand both for the new product being introduced and the existing product being replaced. During the first half of 2009, the global economic downturn significantly and adversely affected end-customer demand for our products, particularly in the retail channel, and further reduced our visibility into our customers’ demand and our customers’ end customer demand. During the first half of 2009, revenue in the retail channel declined approximately 19% and 36% compared to the second half of 2008 and the first half of 2008, respectively, largely due to the global economic downturn. During the second quarter of 2009, sales into the retail channel increased approximately 96% compared to the first quarter of 2009 due, in part, to channel inventory replacement by our customers. Sales in our retail channel during the second quarter of 2009 were still 23% below the second quarter of 2008, and we expect sales in this channel to decline sequentially in the third quarter of 2009 due to the channel inventory replacement by our customers in the second quarter.

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

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For the three months ended June 30, 2009 and 2008, 78% and 73% of our revenue was from direct channels, respectively. For the six months ended June 30, 2009 and 2008, 81% and 74% of our revenue was from direct channels, respectively.

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

In the second quarter of 2009, we realized net income of $0.3 million, compared to net income of $5,000 in the first quarter of 2009 and a net loss of $0.2 million in the second quarter of 2008. Our accumulated deficit as of June 30, 2009 was $135.3 million. In the second quarter of 2009, our total revenue was $17.5 million compared to $15.5 million in the first quarter of 2009 and $18.1 million in the second quarter of 2008. The sequential increase in revenue was primarily due to increased sales in the retail channel, as well as increased sales in the commercial channel for Ethernet-over-Coax (EoC) applications in China, which were partially offset by a decline in sales in our service provider channel. In addition, sales of our command and control ICs continued to decline in the second quarter of 2009 due to the macroeconomic environment, as well as a planned inventory over-stock position at certain customers as a result of a change in our supply chain. In the third quarter of 2009, we expect our revenue and aggregate unit sales of our ICs to increase compared to the second quarter of 2009 but to decrease compared to the third quarter of 2008. However, we continue to be concerned about the global economic downturn and any further deterioration that may occur as well as the associated risks of delays and cancellations in customer orders and the related difficulty in forecasting our product demand, which could adversely impact our revenue, inventory levels, gross profit and results of operations and we could incur losses as a result.

In the second quarter of 2009, our operating expenses were $8.5 million, compared to $8.0 million in the first quarter of 2009 and $8.2 million in the second quarter of 2008. In the second half of 2009, we expect to hire additional employees to support our operations. As a result, we expect personnel costs to increase in the future as we increase the number of our full-time employees. The actual increase in costs will depend on the timing and compensation of new hires. In the third quarter of 2009, we expect a sequential increase in operating expenses compared to the second quarter of 2009 due to the anticipated increases in engineering program costs related to our next generation ICs and product feature enhancements, as well as increases in payroll for new hires, payroll taxes and legal fees and expenses.

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

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $20,000 and $49,000 for the three month periods ended June 30, 2009 and 2008, respectively. Revenue from the sale of development tools was approximately $68,000 and $99,000 for the six month periods ended June 30, 2009 and 2008, respectively.

We sell our ICs directly to OEMs and service providers or indirectly through ODMs and distributors. Historically, a small number of customers have accounted for a substantial portion of our revenue and this concentration has been increasing. We anticipate that significant customer concentration will continue for the foreseeable future and may increase during 2009. Our top five customers accounted for approximately 72% and 68% of our revenue for the six months ended June 30, 2009 and 2008, respectively. The customers representing 10% or more of our revenue during the periods presented were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
devolo AG (OEM)	24%	17%	24%	18%
Free (Service Provider)	21%	20%	22%	19%
Chenmtech Co Ltd (Distributor)	14%	*	12%	*
Lumax International Corporation (Distributor)	*	12%	*	14%
Aztech Systems Ltd (OEM)	*	11%	*	*

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. However, we believe that several of our ODM customers produce products using our HomePlug 1.0 ICs for a single end-use customer, EchoStar Corporation (EchoStar). For the three months ended June 30, 2009 and 2008, we estimate that EchoStar’s indirect purchases through its various ODMs would have accounted for approximately 8% and 13% of our aggregate revenue, respectively. For the six months ended June 30, 2009 and 2008, we estimate that EchoStar’s indirect purchases through its various ODMs would have accounted for approximately 7% and 13% of our aggregate revenue, respectively.

We have experienced variations in demand from most of our customers, including our largest customers. These variations, which will likely continue, are due to a number of factors, including our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs, the rate of adoption of powerline communications in the markets we serve, changes in our product mix and customer base, our efforts to streamline our sales channel, the market acceptance of our products, particularly our new products, the availability of competitive products and fluctuations in the global economy. We have therefore been subject to significant variations in orders from our customers, with orders, including large orders, followed by periods of limited demand from such customers. In light of the current adverse economic conditions, we believe there will be a higher risk of delays and cancellations in customer orders. In the event of material order delays or cancellations or the loss of business to competing suppliers or technologies, we will experience significantly greater volatility in our revenue and earnings or losses, as applicable, and this volatility could be more pronounced than expected given our customer concentration. In the event of an order delay or cancellation by a large customer, by a group of customers serving the same indirect customer, or by a large number of smaller customers, we could experience a significant quarterly or annual decline in revenue and increase in operating losses.

Most of our sales are to customers outside the U.S. and Canada, which we consider North America. These sales statistics only relate to our direct customers and not the end-customers purchasing the products that incorporate our ICs. The following sets forth our revenue breakdown by geographic region, in thousands and as a percentage of revenue, during the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(in thousands, except percentages)
Europe	$8,587	49.1%	$7,474	41.2%	$17,928	54.4%	$14,639	42.5%
Asia	7,575	43.3	8,718	48.1	12,499	37.9	15,528	45.1
North America	1,304	7.5	1,945	10.7	2,547	7.7	4,269	12.4
Other	9	0.1	—	—	9	0.0	6	0.0

Total	$17,475	100.0%	$18,137	100.0%	$32,983	100.0%	$34,442	100.0%

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

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions. In the third quarter of 2009, we anticipate that our gross profit margins may be slightly lower compared to the second quarter of 2009 due to changes in product and customer mix. Among other factors, we expect demand for the lower margin HomePlug 1.0 ICs we sell to one of our service provider customers to more than double sequentially in the third quarter of 2009 as a percentage of our total product mix, which will negatively affect our gross profit margins. We expect that this negative impact may be partially offset by a further increase in the percentage of our total product mix attributable to our INT6400 HomePlug AV-based IC, which has an improved cost structure compared to our earlier generation HomePlug AV-based IC, the INT6300.

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

We have experienced significant fluctuations in research and development expenses, in part, due to the timing of our creation and introduction of new products and product enhancements and the degree to which our new products and product enhancements have represented major changes from our then-existing products. As we create new products and product enhancements, we often use third-party contractors to supplement our own research and development teams. We also incur costs for third-party intellectual property that we incorporate into our designs. If we are producing a major new product platform, as we did with the introduction of our first HomePlug AV-based IC, these costs are generally more significant than if we are producing a cost-down version of an existing IC, as we did with our second and third generation HomePlug AV-based ICs and second sourced HomePlug 1.0 with Turbo IC. In addition, as is common in the semiconductor industry, we incur costs associated with the creation of the masks that our foundry vendors use to produce our ICs. Mask costs are more expensive for ICs that use smaller geometries for the manufacturing process. In the future, we may continue to transition our ICs to lower process geometries, which we expect would increase the cost of the masks for such ICs. In addition, we may be required to pay for multiple masks as part of our IC design creation process, which could have a significant adverse effect on research and development expense. Historically, most of our new IC development has occurred on a sequential basis, with only one design project occurring at a time. In the future, we believe that we will need to pursue multiple IC development efforts simultaneously in order to be competitive, which will increase our overall research and development expenses.

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, we expect these costs, as a percentage of revenue, to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase for the third quarter of 2009 compared to the second quarter of 2009 as we develop our next generation ICs, focus resources on future designs and hire additional personnel.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing, business development and selling personnel, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation under SFAS 123(R). We expect that sales and marketing expenses will be approximately the same in the third quarter of 2009 compared to the second quarter of 2009.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation under SFAS 123(R). We expect that general and administrative expenses will be approximately the same in the third quarter of 2009 compared to the second quarter of 2009.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash, cash equivalents and short-term investments. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes. Because our net cash balances have historically exceeded our debt balances and fees and expenses, we have earned total other income. We expect our total other income and expense to decline in the third quarter of 2009, compared to the second quarter of 2009, primarily as a result of lower interest rates on our investments. We incurred no interest expense in the three and six months ended June 30, 2009.

Provision for Income Taxes

During the three and six months ended June 30, 2009, we recognized approximately $44,000 and $90,000 of income tax benefit, respectively, related to our Canadian subsidiary, which was partially offset by approximately $13,000 and $30,000, respectively, in U.S. Federal income tax expense. As of June 30, 2009, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2009.

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

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue
	(in thousands, except percentages)
Revenue	$17,475	100.0%	$18,137	100.0%	$32,983	100.0%	$34,442	100.0%

Cost of revenue	8,667	49.6	10,310	56.8	16,268	49.3	19,280	56.0

Gross profit	8,808	50.4	7,827	43.2	16,715	50.7	15,162	44.0

Cost of operations:
Research and development	3,981	22.8	3,935	21.7	7,588	23.0	8,379	24.3
Sales and marketing	2,239	12.8	2,095	11.6	4,569	13.9	4,274	12.4
General and administrative	2,302	13.2	2,202	12.1	4,331	13.1	4,271	12.4

Operating income (loss)	286	1.6	(405)	(2.2)	227	0.7	(1,762)	(5.1)

Other income (expense)
Interest income	30	0.2	252	1.4	93	0.2	695	2.0
Other expense	(20)	(0.1)	(32)	(0.2)	(48)	(0.1)	(63)	(0.2)

Total other income	10	0.1	220	1.2	45	0.1	632	1.8

Income (loss) before income tax (benefit) expense	296	1.7	(185)	(1.0)	272	0.8	(1,130)	(3.3)

Income tax (benefit) expense	(31)	(0.2)	57	0.3	(60)	(0.2)	57	0.1

Net income (loss)	$327	1.9%	$(242)	(1.3)%	$332	1.0%	$(1,187)	(3.4)%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Revenue	$17,475	$18,137	(3.6)%	$32,983	$34,442	(4.2)%

Our revenue for the three and six months ended June 30, 2009 was lower in both aggregate unit volume and absolute dollars compared to the corresponding period in 2008. The decrease in revenue for the three month period was primarily due to the decrease in sales of our command and control ICs to $0.1 million for the three months ended June 30, 2009, compared to $0.6 million for the corresponding period in 2008, an 83.5% decrease. The decrease in revenue for our command and control ICs for the three months ended June 30, 2009 over the prior year period was primarily due to an 86.6% decrease in unit volumes, which was partially offset by a 23.5% increase in average selling prices. In addition, the sales of our HomePlug-based ICs decreased to $17.4 million in the three months ended June 30, 2009 from $17.5 million in the corresponding period in 2008, a 0.7% decrease. The decrease in revenue for our HomePlug-based ICs for the three months ended June 30, 2009 over the prior year period was primarily due to a 5.4% decrease in unit volumes, which was partially offset by a 5.3% increase in average selling prices due to product mix.

The decrease in revenue for the six month period was primarily due to the decrease in sales of our command and control ICs to $0.3 million for the six months ended June 30, 2009, compared to $1.3 million for the corresponding period in 2008, a 79.0%

decrease. The decrease in revenue for our command and control ICs for the six months ended June 30, 2009 over the prior year period was primarily due to a 79.4% decrease in unit volumes, which was partially offset by a 1.5% increase in average selling prices. In addition, the sales of our HomePlug-based ICs decreased to $32.6 million in the six months ended June 30, 2009 from $33.0 million in the corresponding period in 2008, a 1.2% decrease. The decrease in revenue for our HomePlug-based ICs for the six months ended June 30, 2009 over the prior year period was primarily due to a 4.7% decrease in unit volumes, which was partially offset by a 3.7% increase in average selling prices due to product mix.

Sales to our top customers varied for the three and six months ended June 30, 2009 and 2008. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in product and customer mix, transitions to newer products, market acceptance of our products, changes in our customers’ end-customer demand and our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs and our efforts to improve our sales channel. Examples of these trends include:

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on the demand from their end customers and their ability to accurately predict such demand. For example, our sales of HomePlug 1.0 ICs to several ODM customers fluctuate as their customer, EchoStar, makes unexpected changes to its product requirements or alternates the ODM building its product. We estimate that our indirect sales to EchoStar through its various ODMs for the three months ended June 30, 2009 increased by approximately 41% compared to the three months ended March 31, 2009 and decreased by approximately 39% compared to the three months ended June 30, 2008. Also, for the three months ended June 30, 2009, sales to devolo AG increased as a percentage of revenue to 24% from 17% in the corresponding period in 2008, primarily as a result of increased demand from its end customers. These changes in end customer demand also affect our product and customer mix.

•

Product and Customer Mix. Sales of our HomePlug-based ICs were $17.4 million in the three months ended June 30, 2009 compared to $17.5 million in the three months ended June 30, 2008 and $15.3 million in the three months ended March 31, 2009. Sales of our command and control ICs decreased to $0.1 million in the three months ended June 30, 2009 from $0.6 million in the three months ended June 30, 2008 and $0.2 million in the three months ended March 31, 2009. The sequential increase in sales of our HomePlug-based ICs in the three months ended June 30, 2009 was primarily the result of the increased sales of our HomePlug 1.0 ICs described above, as well as increased demand in the retail channel and increased demand in the commercial channel for EoC applications in China. These increases were offset, in part, by decreased sales of our HomePlug 1.0 with Turbo ICs in the service provider channel in the three months ended June 30, 2009 compared to the three months ended March 31, 2009. The sequential and quarter-over-quarter declines in sales of our command and control ICs were primarily the result of continued decreased demand for these ICs in the three months ended June 30, 2009 due to the macroeconomic environment, as well as a planned inventory over-stock position at certain customers as a result of a change in our supply chain.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, Chenmtech Co Ltd, which individually accounted for 14% of our revenue for the three months ended June 30, 2009, purchases some product previously sold to other distributors.

We continue to expect variations in our top customers as a result of these and other trends, including the global economic downturn.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Cost of Revenue	$8,667	$10,310	(15.9)%	$16,268	$19,280	(15.6)%
Percent of revenue	49.6%	56.8%		49.3%	56.0%

The decrease in cost of revenue during the three and six months ended June 30, 2009, compared to the corresponding periods in 2008, was primarily due to a decrease in unit sales of our HomePlug 1.0 ICs as well as a second sourcing of our HomePlug 1.0 with Turbo ICs and supply chain and product design efficiencies. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.1 million for each of the three month periods ended June 30, 2009 and 2008. In addition, our expenses for licensing third-party technologies were approximately $0.2 million and $0.3 million for the three month periods ended June 30, 2009 and 2008, respectively.

Our expenses for purchasing and production planning personnel and related expenses were approximately $0.3 million and $0.2 million for the six month periods ended June 30, 2009 and 2008, respectively. In addition, our expenses for licensing third-party technologies were approximately $0.5 million and $0.6 million for the six month periods ended June 30, 2009 and 2008, respectively.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Gross Profit	$8,808	$7,827	12.5%	$16,715	$15,162	10.2%
Percent of revenue	50.4%	43.2%		50.7%	44.0%

Gross profit as a percentage of revenue increased in the three and six months ended June 30, 2009, compared to the corresponding periods in 2008, primarily due to a decrease in unit sales of our HomePlug 1.0 ICs, and a shift in product mix towards our lower cost 65 nanometer HomePlug AV ICs and second sourced HomePlug 1.0 with Turbo ICs, as well as decreases in the average unit costs of our HomePlug-based ICs resulting from supply chain and product design efficiencies.

Gross profit margins improved in the three months ended June 30, 2009, compared to the corresponding period in 2008, primarily due to decreases in the average unit costs of our HomePlug-based ICs of 10.0% and an increase in average selling prices for our HomePlug-based ICs of 5.3%. In addition, the average unit costs for our command and control ICs decreased approximately 1.1%, and our average selling prices increased 23.5% for the three months ended June 30, 2009, compared to the corresponding period in 2008. In addition, expenses for our purchasing and production planning personnel were a slightly higher percentage of our revenue in the three months ended June 30, 2009 compared to the corresponding period in 2008.

Gross profit margins improved in the six months ended June 30, 2009, compared to the corresponding period in 2008, primarily due to decreases in the average unit costs of our HomePlug-based ICs of 10.6% and an increase in average selling prices for our HomePlug-based ICs of 3.7%. In addition, the average selling prices for our command and control ICs increased 1.5% for the six months ended June 30, 2009, compared to the corresponding period in 2008, which was partially offset by an increase in the average unit costs for our command and control ICs of approximately 1.3%. In addition, expenses for our purchasing and production planning personnel were a slightly higher percentage of our revenue in the six months ended June 30, 2009 compared to the corresponding period in 2008.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Research and Development	$3,981	$3,935	1.2%	$7,588	$8,379	(9.4)%
Percent of revenue	22.8%	21.7%		23.0%	24.3%

Research and development expenses were essentially the same for each of the three month periods ended June 30, 2009 and 2008. The slight increase in expenses for the three months ended June 30, 2009, compared to the corresponding period in 2008, was primarily due to increased compensation-related and new hire expenses of $0.1 million.

The decrease in research and development expenses for the six months ended June 30, 2009, compared to the corresponding period in 2008, was primarily due to a decrease in engineering related expenses of $0.8 million, primarily for the design and development of our 65 nanometer HomePlug AV-based IC which was introduced in October 2008.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Sales and Marketing	$2,239	$2,095	6.9%	$4,569	$4,274	6.9%
Percent of revenue	12.8%	11.6%		13.9%	12.4%

The increase in sales and marketing expenses for the three months ended June 30, 2009, compared to the corresponding period in 2008, was primarily due to increased compensation-related and new hire expenses of $0.1 million.

The increase in sales and marketing expenses for the six months ended June 30, 2009, compared to the corresponding period in 2008, was primarily due to increased tradeshow and other marketing related expenses of $0.3 million.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
General and Administrative	$2,302	$2,202	4.5%	$4,331	$4,271	1.4%
Percent of revenue	13.2%	12.1%		13.1%	12.4%

The increase in general and administrative expenses for the three months ended June 30, 2009, compared to the corresponding period in 2008, was primarily due to increased compensation-related expenses of $0.1 million.

The slight increase in general and administrative expenses for the six months ended June 30, 2009, compared to the corresponding period in 2008, was primarily due to increased compensation-related expenses of $0.2 million and occupancy related expenses of $0.2 million, which were partially offset by decreased professional fees of $0.2 million and other operating related expense of $0.1 million.

Total Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Total Other Income	$10	$220	(95.5)%	$45	$632	(92.9)%
Percent of revenue	0.1%	1.2%		0.1%	1.8%

The decrease in other income for the three and six months ended June 30, 2009, compared to the corresponding periods in 2008, was primarily due to a decrease in interest income resulting from reduced interest rates on our invested cash, cash equivalents and short-term investments.

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Income Tax (Benefit) Expense	$(31)	$57	154.4%	$(60)	$57	205.3%
Percent of revenue	(0.2)%	0.3%		(0.2)%	0.1%

The income tax benefit for the three and six months ended June 30, 2009 comprises net income tax credits attributable to our Canadian subsidiary of approximately $44,000 and $90,000, respectively, which were partially offset by U.S. Federal income tax expense of approximately $13,000 and $30,000, respectively.

Income tax expense for the three and six months ended June 30, 2008 represents taxes attributable to our Canadian subsidiary.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$7,353	$2,549
Net cash (used in) investing activities	(5,628)	(1,214)
Net cash provided by financing activities	4	5,550

Net increase in cash and equivalents	$1,729	$6,885

Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication, assembly and test functions for our IC products. We have also applied cash for payroll, incentives and other operating expenses including mask expenses and development tools for new product development. In addition, we have made payments related to the purchase of equipment as well as working capital.

As of June 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $62.1 million, an increase of $6.5 million compared to $55.6 million as of December 31, 2008. Our cash, cash equivalents and short-term investment balances are primarily the result of net proceeds of $44.5 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007 and from the exercise of the underwriter’s over-allotment option to purchase additional shares of our common stock in January 2008.

Operating Activities

Our cash flows provided by operating activities are significantly influenced by our investments in personnel and infrastructure intended to position our business for the future, sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers and payments made by us to our vendors.

During the six months ended June 30, 2009, our operating activities provided approximately $7.4 million of net cash. Cash provided by operating activities for the six months ended June 30, 2009 resulted primarily from a decrease of $2.3 million in inventory, a decrease of $2.1 million in accounts receivable related to the timing of customer payments, an increase of $1.2 million in accounts payable and accrued expenses related to the timing of payments to vendors, non-cash expenses for stock-based compensation of $1.1 million, non-cash depreciation and amortization expenses of $0.6 million, net income of $0.3 million and the receipt of $0.2 million in income tax refunds. These increases in cash were partially offset by an increase of $0.4 million in prepaid expenses and other assets.

During the six months ended June 30, 2008, our operating activities provided approximately $2.5 million of net cash. Cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from an increase of $1.4 million in accounts payable and accrued expenses related to the timing of payments to vendors, non-cash expenses for stock-based compensation of $0.8 million, non-cash depreciation and amortization expenses of $0.6 million, a decrease of $0.5 million in accounts receivable related to the timing of customer payments, a decrease of $0.3 million in inventory and the receipt of income tax refunds and the decrease in prepaid expenses and other assets of $0.1 million. The increase in cash was partially used to fund our $1.2 million net operating loss during the six months ended June 30, 2008.

Investing Activities

Our primary investing activities have consisted of purchases of marketable securities, the purchase or development of intangible assets, improvements made to our leased facilities and purchases of laboratory and computer equipment and software tools used in the design of our ICs. As we continue to invest in our business, we expect purchases of computer and laboratory equipment and development tools to grow in absolute dollars.

During the six months ended June 30, 2009, we used approximately $5.6 million of net cash in investing activities, primarily for the purchase of short-term investments of $25.0 million, which was partially offset by the proceeds from the maturity of short-term investments of $20.3 million. The remaining $0.9 million was used to purchase property and equipment, as well as for the development of intangible assets. During the six months ended June 30, 2008, we used approximately $1.2 million of net cash in investing activities, primarily to purchase property and equipment as well as for the purchase or development of intangible assets.

Financing Activities

During the six months ended June 30, 2009, employees’ exercises of stock options provided approximately $4,000 of net cash.

During the six months ended June 30, 2008, we raised $5.6 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriter’s over-allotment option subsequent to our initial public offering in December 2007.

Off Balance Sheet Arrangements

We do not have any special purpose entities, and, other than operating leases as described below, we had no off-balance sheet financing arrangements as of June 30, 2009 or 2008.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of June 30, 2009 that are fixed and determinable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$3,267	$1,571	$1,223	$473	$—
Purchase obligations	8,294	8,294	—	—	—

Total	$11,561	$9,865	$1,223	$473	$—

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), with respect to our financial assets and liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI had been determined to exist, we would have recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP FAS 115-2, if OTTI has been incurred, and it is more-likely-than-not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors would be recognized in accumulated other comprehensive income (AOCI). The total OTTI, which would include both credit and non-credit losses, would be presented gross in our statements of operations and would be reduced by the non-credit loss amount of the total OTTI recognized in AOCI. There was no initial effect of our adoption of FSP FAS 115-2 on April 1, 2009 as we have no securities that have previously been or are currently deemed as other-than-temporarily impaired.

Effective April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Effective January 1, 2009, we adopted FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

                In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures to conform to the Codification in our Quarterly Report on Form 10-Q for the third quarter of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The primary objectives of our investment activities, in order of importance, are to preserve principal, provide liquidity, seek diversification and maximize income without significantly increasing risk. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of June 30, 2009, our cash reserves were maintained primarily in U.S Treasury and U.S. Federal Home Loan Bank System obligations, money market investment accounts and bank deposit accounts totaling $62.1 million. Our investment policy requires that all securities mature in one year or less, with a weighted average maturity of no longer than nine months.

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and payments made under our contracts and purchase orders with third-party manufacturers are denominated in U.S. dollars and are not subject to exchange rate fluctuations. As of June 30, 2009, we have not experienced material gains or losses as a result of transactions denominated in foreign currencies.

We have operating expenses in foreign currencies, predominantly Canadian dollars but also Pounds Sterling and Euros that are converted to U.S. dollars for financial reporting. If these foreign currencies strengthen against the U.S. dollar, this increases our reported operating expenses. These currencies weakened against the U.S. dollar for the first six months of 2009 compared to the year ago period. As a result, our operating expenses were approximately $0.7 million lower during the six months ended June 30, 2009 relative to the six months ended June 30, 2008. In addition, these currencies began strengthening against the U.S. dollar in June 2009. As a result, our operating expenses would have been approximately $0.1 million higher during the six month period ended June 30, 2009 had currencies remained at the June 2009 exchange rates.

We expect to experience further fluctuations in currency exchange rates in the future that may adversely affect our revenue and operating margins. If foreign currencies strengthen against the U.S. dollar, inventory and expenses denominated in foreign currencies will become more expensive. Alternatively, if the value of the U.S. dollar increases relative to other currencies, the effective cost of our ICs for customers that use such currencies for their operations could increase, thereby reducing demand for our products or increasing customer pressure for price reductions that could adversely affect our gross margins. Furthermore, our foreign competitors could benefit from such a currency fluctuation, making it more difficult for us to compete with them. We do not use derivative financial instruments to hedge against foreign currency exchange fluctuations or other risks in our investment portfolio.

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

Prior to filing this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation described in this Item 4 that occurred during our second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that could potentially adversely affect our business are set forth below. These risk factors include any material changes to and supersede the description of our risk factors associated with our business previously set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we may incur additional future losses.

Prior to the quarter ended September 30, 2008, we sustained losses and did not achieve profitability under U.S. GAAP for any fiscal quarter or year. Although we realized net income of $0.3 million for the six months ended June 30, 2009 and $0.9 million for the year ended December 31, 2008, our accumulated deficit as of June 30, 2009 was $135.3 million. We may incur operating losses in the future due to a number of factors, including lower revenues and gross margins, increased expenses related to product development and hiring personnel for sales, marketing and research and development, and public company expenses. We have incurred and will continue to incur substantial additional costs related to being a public company that we did not incur as a private company. If our revenue and gross margins decline or fail to grow, or if we fail to manage our expenses, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Economic conditions may adversely affect our revenue, inventory levels, gross margins and results of operations.

The adverse conditions in the global economy may result in reduced spending, constrained credit, reluctance to adopt new technology, and loss of consumer and business confidence. Any of these factors could lead to decreased or delayed purchases of products containing our ICs by our customers, including our retail, service provider, commercial and utility customers. For example, for the quarter ended June 30, 2009, sales in our retail channel, which represented approximately 38% of our total revenue, were 23% below the prior year quarter. In addition, while sales in the retail channel increased sequentially during the second quarter of 2009, we expect sales in the retail channel to decline in the third quarter of 2009 over the second quarter of 2009.

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

Furthermore, interest rates earned on our cash, cash equivalents and short-term investments have declined significantly. This has reduced the interest income we are earning on our cash, cash equivalents and short-term investments, which has had, and will continue to have, an adverse effect on our results of operations.

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, including the extent to which our customers’ requirements may be affected by the current adverse conditions in the global economy or by new products introduced by us or our competitors. In the past, we have been subject to significant variations in orders from our customers, with orders, including large orders, followed by periods of limited demand from such customers. Our visibility into customer demand is particularly limited for new markets with respect to which we have limited or no experience and for customers to whom we do not sell to directly. Some of these indirect customers account for a material portion of our revenue. Such limited visibility could adversely affect our revenue forecasts and gross margins, particularly in the event a large customer, a group of customers serving the same indirect customer, or a large number of smaller customers were to delay or cancel orders or shift their future business to one of our competitors. We may also be subject to greater revenue and gross margin volatility due to our customer concentration, which has been increasing. Moreover, many of our customers have difficulty accurately forecasting their own product requirements and customer demand, as well as difficulty accurately estimating the timing of their new product and service rollouts and those of their customers (which ultimately affects their demand for our ICs). The limited visibility experienced by us and our customers is exacerbated during product transitions, such as our current transition from our INT6300 IC to our INT6400 IC, where we must assess demand both for the new product being introduced and the existing product being replaced. Historically, because of the limited visibility experienced by us and our customers, our actual results have been different from our forecasts of customer demand, and some of these differences have been sudden and material, leading to excess inventory or product shortages and revenue and gross margin results below those forecast by us. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation and competition in our industry, with a corresponding adverse effect on revenues and operating results, could cause us to lose business and render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in lower selling prices, unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships and our reputation in the industry.

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

Our revenue grew to $17.5 million for the second quarter of 2009 from $15.5 million for the first quarter of 2009. In addition, our operating expenses increased to $8.5 million for the second quarter of 2009 from $8.0 million for the first quarter of 2009. Historically, we have experienced periods of significant growth and expansion. Such historic growth has placed, and any future growth will continue to place, a significant strain on our management, personnel, systems and financial resources. We anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly in anticipation of increased demand for our products and this demand does not materialize at the rate we expect, our inventory levels could be negatively impacted, the rate of our increased operating expenses could exceed our revenue growth, and we could incur operating losses. If we are unable to manage future growth, if any, effectively, we may not be able to take advantage of market opportunities, develop new or enhanced products, satisfy customer requirements, execute our business plan, or respond to competitive pressures, and our business could be harmed.

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

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors for HomePlug 1.0 ICs include Arkados Group Inc., Conexant Systems, Inc., and Maxim Integrated Products Inc. In addition, Gigle Semiconductor released its first HomePlug AV-based IC during the second quarter of 2009, using a design with a proprietary second frequency band that is designed to deliver a higher PHY rate than HomePlug AV. We also compete with Design of Systems on Silicon (DS2) and Panasonic, which build IC’s based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We also expect to have additional HomePlug powerline competition this year from several new competitors, including CopperGate Communications, Ltd., which we believe will introduce a HomePlug AV-based IC, and STMicroelectronics, which in October 2008 announced an agreement with Arkados Group, Inc. to develop and manufacture a HomePlug AV-based system-on-a-chip, which is expected to interoperate with HomePlug 1.0 devices. In addition, we expect to have increased powerline competition this year from Spidcom Technologies S.A., which recently announced a HomePlug AV-based system-on-a-chip, and Xeline Co., Ltd. We compete or expect to compete with most of these companies in our digital home, commercial and utility markets and in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We expect the products from our HomePlug AV competitors will include features not offered by us. We also face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication Inc., Broadcom Corporation, CopperGate Communications, Ltd., Entropic Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored or managed remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers and manufacturers of narrow band ICs who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Ember Corporation, Esco Corporation, Freescale Semiconductor, Maxim Integrated Products, Inc. Sigma Designs, Texas Instruments and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets. We may also face increased competition in the event of industry consolidation from companies that acquire, or enter into licensing arrangements or strategic alliances with, our competitors. These companies may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own. Because substantial time, expense and technology are required to design, manufacture and bring to market a new or modified IC, our ability to compete with the products or product features offered by our competitors may be delayed or limited, and we may be unable to do so.

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

Our powerline communications products are not sold directly to end-users but are used as components in the products developed and sold by others. We sell our products directly or indirectly through resellers to OEMs and service providers, which include our ICs in their products, and to ODMs, which include our ICs in the products they supply to OEMs and service providers. Our products are generally incorporated into our customers’ products in the early stages of their development after an evaluation of our and our competitors’ products. As a result, we rely on OEMs and service providers to specify our products into the products they sell, which we refer to as a “design win”. Without these design wins, we would not be able to sell our products and our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an OEM or service provider will specify our product into its products. If we do not complete our design-in activities before a customers’ design window closes, we will lose the opportunity, which could eliminate or substantially delay revenues from certain target customers and markets and adversely affect our future sales and revenues, as well as harm our customer relationships. Once an OEM or service provider specifies a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. This is especially true for applications where the IC is embedded into a personal computer or consumer electronics product. Furthermore, even if an OEM designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that OEM, that the OEM will not second source the ICs using a competitor’s product, or that a successor design will include one of our products. The timing and amount of our revenue depends on the ability of the OEMs who use our ICs to develop, market, produce and ship products incorporating our technology, a process over which we have no control. If we are unable to accurately forecast the demand from these OEMs, our product mix, margins and inventory levels could be adversely affected. In addition, any decline in the sales of OEM products that use our ICs would decrease our revenue. If our customers experience delays in completing one of their products, if they are unsuccessful in commercializing a product or if they experience reductions or delays in orders from their customers, they would likely postpone or terminate their purchase of our ICs for that product, which would cause our sales to decrease. Moreover, because our IC solution is only one component included in the products sold by our customers, our customers must obtain the other components needed to complete their products from third parties. Some of these other components may have long lead times or be changed or discontinued, which could delay shipment or require redesign of the affected customer product, any of which would delay or reduce our revenue.

If we fail to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology, standards, customer demand and competing products in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer increased performance and a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, are time-consuming and require substantial research and development expense. Our research and development expenses were approximately $4.0 and $7.6 million in the three and six months ended June 30, 2009. If we have not made, or in the future do not make, adequate investments in research and development, sales and marketing and customer support, or if we do not have sufficient resources to do so, we may be unable to develop and introduce new or enhanced products, or identify and make technological advances, as necessary to be competitive and grow our business. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. There can be no assurance that we will be successful in developing or acquiring new products or product enhancements, that our new and/or enhanced products will be introduced before our competitors’ new releases, that our products will meet market requirements, or that we will achieve an acceptable return on our research and development investment.

The development of our products is highly complex. Due to the relatively small size of our hardware and software design teams, our research and development efforts may lag behind those of our competitors, some of whom may have substantially greater financial and technical resources. In addition, we have in the past and may in the future experience unexpected delays in developing and introducing new products and product enhancements. Such delays divert substantial engineering resources, which may increase our costs, impair our ability to develop new products and enhancements, and adversely impact the commercial acceptance of such new products and product enhancements, which may negatively affect the revenue generated from sales of such products. These delays may also shift the associated product development expenses from one reporting period into another and, as a result, create unexpected differences in anticipated operating expenses. The risk of these delays and expense shifts may be exacerbated by the use of independent contractors and vendors who fail to deliver on time. If we fail to meet investors’ or analysts’ expectations regarding operating expenses, or our operating expenses exceed any guidance we may provide to the market, our stock price could be negatively impacted. In addition, we may expend significant amounts on research and development programs for new HomePlug AV-based ICs or other future products that may not achieve market acceptance. We began shipping the first, second and third generations of our newest products, our HomePlug AV-based ICs, in the second quarter of 2006, the second quarter of 2007 and the third quarter of 2008, respectively. If our HomePlug AV-based ICs or our other new and enhanced products do not achieve market acceptance or are not adopted at the rate we anticipate, we may not earn an acceptable return on our research and development or technology acquisition expenditures, and we may be unable to maintain or increase our revenue or achieve our margin forecasts, any of which could materially adversely affect our business and result in a decline in our stock price.

The average selling price of our products will decrease over their product life cycle. If the selling price reductions are greater than we expect, or if we are unable to effectively offset average selling price erosion, our results of operations may be adversely affected.

Historically, and consistent with trends in the IC industry generally, the average selling price of our products has decreased over their product life cycle. We believe that we will be required to continue to reduce the average unit prices of our powerline communications products due to a number of factors, including competitive pricing pressures and product bundling, new product introductions and the future introduction of system-on-a-chip devices that include powerline communications and other technologies. We expect to face increased pricing pressure on our HomePlug AV ICs as new HomePlug AV competitors enter the market this year. Moreover, if the cost of our ICs increases the retail cost of our customer’s product to an unacceptable level, the customer will not add a powerline communications solution to the product, regardless of whether our ICs are priced competitively. In products where powerline communications is the second or third communications technology (for example, after Ethernet and wireless capabilities), we face particularly strong pricing pressure with respect to our products. A reduction in the average selling price to one of our customers could force us to lower our average selling price to other customers, both as a result of competitive factors and as a result of most favored nation pricing commitments to certain customers. If we are unable to offset any reductions in our average selling prices with increased sales volumes or reduced production costs or if we are unable to manage our inventory to reduce the impact of such price declines, our results of operations would be harmed.

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

Devices such as our customers’ products containing our ICs for powerline communications are subject to various U.S. and foreign governmental regulations, including, for example, regulations regarding transmission power, permissible frequencies of operation, electromagnetic interference and electrical wiring. These regulations and the interpretation and enforcement of the regulations may vary from country-to-country and are subject to change. For example, in the U.S., rules governing power limits and measuring techniques for broadband over powerline devices have been adopted by the Federal Communications Commission (FCC). “Access” broadband over powerline rules govern systems installed and operated by an electric utility on the supply side of the customer’s premises. “In-house” broadband over powerline rules govern that portion of a broadband over powerline system that operates on customer premise lines not owned by the utility. In April 2008, after the access broadband over powerline rules were appealed to the U.S. Court of Appeals for the District of Columbia, the Court remanded the rules to the FCC. The Court ordered the FCC, in part, to provide justification for its choice of extrapolation factor for access broadband over powerline, or in the alternative, to adopt another factor. If, in response to this ruling or otherwise, the FCC were to amend the rules applicable to products using our ICs for smart grid and access broadband over powerline applications, for example by effectively reducing the allowable transmit power, our ICs might be unable to meet customer requirements or to be competitive against alternative solutions and our business could be harmed as a result. If the application of the ruling and any resulting rule changes were to be extended to products using our ICs for in-home powerline communications, the impact would be more severe and we could experience a material adverse effect on our business, results of operations and financial condition.

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

A change, including a rapid change, in the existing regulations, the adoption of new regulations or a change in the interpretation or testing methods used to demonstrate compliance with the regulations could prevent products using our ICs from being used in the applicable country, could reduce the performance of such products below customer requirements, or could require us to redesign our ICs or require our customers to redesign their products to comply with the new regulatory requirements. Such actions could also require the use of products already sold into the marketplace to be terminated. Although some of our HomePlug-based ICs have limited capabilities to filter additional frequencies to meet specific country requirements, our other ICs do not have this flexibility and even those that do may not be able to meet future regulatory requirements or may perform below customer requirements if substantial portions of the available spectrum are required to be filtered. Any regulatory reduction in the available frequencies or the available transmit power of our ICs will reduce the performance of our ICs and, depending on the amount of the reduction and the intended use of the IC, could cause the IC to fail to meet customer requirements or cause it to be less competitive with other communications solutions. If we were required to redesign an IC to meet new regulatory filtering, transmit power or other requirements, we would be required to incur substantial time and expense and there is no assurance that we would be able to make changes to our IC, or introduce a new IC, that would result in a product that would meet regulatory or customer requirements by the time necessary for compliance, if at all.

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

We have derived a significant portion of our revenue from a small number of OEM, ODM and distributor customers, and our customer concentration has increased since 2008. We expect such customer concentration to continue for the foreseeable future. In the three months ended June 30, 2009, devolo AG, an OEM; Free, a service provider; and Chenmtech Co Ltd, a distributor, accounted for approximately 24%, 21%, and 14% of total revenue, respectively. In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. We are also less able to accurately forecast our revenues for such indirect customers, and their revenues are subject to greater uncertainty and therefore greater volatility. In addition, we are also exposed to certain customer concentration risk for our indirect customers. For example, we believe that several of our ODM customers produce products using our ICs for EchoStar. For the three months ended June 30, 2009 and 2008, we estimate that EchoStar’s indirect purchases of our HomePlug 1.0 ICs through its various ODMs would have accounted for approximately 8% and 13% of our aggregate revenue, respectively. Our aggregate customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. In addition, the percentage of revenue accounted for by one or more of our customers could increase if our total revenue were to decline. The loss of any large customer, a significant reduction in sales we make to them, any delay or cancellation of orders they have made with us, any failure to pay for the products we have shipped to them, any return of products previously sold to them due to manufacturing defects or any shift of their future business to one of our competitors could materially and adversely affect our results of operations and financial condition. Increased customer concentration may also adversely impact our gross margins in the event of large purchases of our lower margin products. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to, the following:

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

During the three months ended June 30, 2009, approximately 99% of our revenue was derived from the sale of HomePlug-based ICs. Our HomePlug-based ICs are primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among home gateways, personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless (Wi-Fi) local area network (LAN) technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various global and regional industry and standards development organization (SDO) alliances, and some offer performance and features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers, electric utilities and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. Leading semiconductor companies continue to invest heavily in promoting and improving wireless technologies, particularly Wi-Fi LAN. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we endeavor to develop formal and informal relationships with technology leaders in the personal computer, consumer electronics, service provider and utility markets. If we are unable to establish and maintain these relationships and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, or if competing technologies or standards such as wireless, coaxial cable, Ethernet, or non-HomePlug powerline provide better performance at a more competitive price than we can offer, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology generally, and our HomePlug-based ICs specifically, do not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

Powerline technology is subject to significant technical challenges that may make it difficult for us to meet future market requirements.

The use of existing electrical wiring as a method for reliable communications is technically challenging. Powerlines are subject to interference, or noise, and the amount and type of noise varies significantly. For example, simple household products, such as cell phone chargers, power supplies, halogen lights, compact florescent lights and hair dryers, can all create noise that can have a serious adverse effect on the quality of powerline communications. The operation of other large electrical devices such as refrigerators and air conditioning units can also have an adverse effect. Powerline communications are also subject to signal reduction, or attenuation, based on the length of the wiring paths and the presence of other devices including arc fault circuit interrupters, or AFCIs, residual current devices, or RCDs, earth leakage circuit breakers, or ELCBs, and surge protectors. The U.S. National Electrical Code requires AFCIs for newly installed bedroom outlets and, in the future, may require AFCIs for all newly installed outlets. AFCIs are also being considered or required by other jurisdictions. RCDs and ELCBs are also required by many countries. AFCIs, RCDs and ELCBs from certain manufacturers may cause attenuation and/or impedance modulation sufficient to block or substantially impair powerline communications. In addition, attenuation may be caused by surge protectors which block the communications signal from a powerline adapter or other product that is plugged into the surge protector. The instructions to HomePlug-enabled products generally instruct customers to plug the devices into surge protectors designed to pass the HomePlug signal or directly into electrical outlets (as most HomePlug-based adapters and other product designs include surge protection circuitry). However, end users may experience unacceptable results if they fail to follow these instructions. Future products not yet identified by us or released into the marketplace may also have adverse effects on powerline communications due to noise, attenuation or other causes. The degree to which household products and devices such as AFCIs, RCDs, ELCBs and surge protectors adversely affect the performance of our products, and the relative competitive impact of any reduction in performance, depends on a large number of factors, including the number and combination of devices creating noise or attenuation in a home, the timing, spectrum and extent of the noise and the throughput required for the specific powerline connectivity application. Some of these factors and the resulting impact on our ability to meet customer requirements may vary be geography.

Although the HomePlug technologies provide solutions to many of these challenges, powerline remains a more difficult medium than competing wireline technologies such as Ethernet and coaxial cable LANs. As a result, powerline communications may be unable to provide the reliable data or video transmission capacity, or throughput, required by some customers and may be an ineffective or less competitive connectivity solution in some environments. These technical challenges may also make it more difficult to achieve further performance improvements in powerline communications compared to other wireline communications technologies, which may put powerline communications technologies at a disadvantage as customer bandwidth requirements and interest in anywire communications technologies continue to grow. Furthermore, unlike other communications such as Wi-Fi and some coaxial cable LANs, which offer multiple channels, powerline technology to date has generally been limited to a single channel, making it difficult to increase throughput by adding additional channels. The lack of multiple channels presents challenges in multiple dwelling unit (MDU) environments, as the powerline signal from one apartment may bleed into an adjacent apartment. Although security routines may prevent any misuse of content between the units, the total transmission capacity, or bandwidth, must be shared on some basis. As the use of powerline communications increases, the potential need for sharing will become greater. The technical solutions for this sharing have not been fully resolved. Even if the technical requirements for sharing are developed, the shared bandwidth available to each unit could reduce performance to unacceptable levels. The lack of multiple channels also creates challenges when incompatible powerline technologies are used in the same home or in MDUs or other environments where the respective incompatible products can interfere with each other. When this occurs, all of the incompatible powerline communications products may be unable to provide a satisfactory consumer experience.

We may be required to apply significant human and financial resources to evaluate and address these technical challenges. These efforts and expenditures could be substantial with no certainty that we would be able to develop a solution. If we are unsuccessful, our ability to maintain or attract new customers may be adversely affected and our ability to maintain or grow our business may be harmed. Also, concerns about the uncertain and adverse effects of incompatible powerline communications products may persuade service providers, electric utilities and personal computer and consumer electronics manufacturers not to adopt powerline communications or embed powerline communications ICs into their products. HomePlug-based ICs do not coexist effectively with powerline communications ICs based on other standards, such as those made by DS2 and Panasonic. If a major service provider, electric utility or other major customer were to adopt an existing or future powerline or anywire communications technology that cannot coexist with our HomePlug-based ICs, we could face difficulties selling our ICs in the applicable markets.

Our business is highly dependent on the expansion of new and rapidly evolving segments of the consumer electronics and service provider markets and our ability to have our ICs embedded into products in these markets. Our business could be harmed if this expansion does not continue or if our products fail to gain market acceptance in embedded applications.

We derive a substantial portion of our revenue from the sale of our ICs for use in adapters that enable communication across existing powerlines in the home. We are working to increase the portion of our revenue that is derived from selling ICs that are embedded into consumer electronics and service provider products, such as broadband gateways, internet protocol and other video set-top boxes, digital media adapters (DMAs), and televisions, among others. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these new and rapidly evolving markets and on our ability to have our ICs embedded into products in these markets. Many factors could slow or prevent the expansion of these markets, including general economic conditions, other competing technologies and products, uncertainty about industry standards, technology challenges associated with powerline technology, and insufficient interest in new technology innovations. In addition, even if these markets expand, manufacturers of products in these markets may not choose to embed our ICs in their own products, but rather may adopt communications solutions from our competitors, develop their own, or delay embedding pending the release of new communications products or standards. Moreover, market acceptance of the products of manufacturers that do embed our ICs may not occur at all or as quickly as expected. Furthermore, to the extent that there are any problems or defects with embedded ICs, we may be required to incur substantial costs to re-work, repair or replace the entire product into which the ICs are embedded. In any such case, our business could be materially and adversely affected.

As we rely on a limited number of third parties to manufacture, assemble and test our IC products and to supply required parts and materials, we are exposed to significant supplier risks.

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. In recent years, we have historically used a single wafer foundry to manufacture our HomePlug-based wafers. However, during the second half of 2008, we began using a second wafer foundry to manufacture the wafers for two of our HomePlug-based ICs. We also use this second wafer foundry to manufacture wafers for our command and control ICs. However, we still use only one foundry for each of our ICs except our HomePlug 1.0 with Turbo IC. We also use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry suppliers currently procure from domestic and foreign sources. Some components have a long-lead time, requiring us to place orders months in advance of our anticipated demand, which increases our risk that forecasts will vary substantially from actual demand and which could lead to excess inventory or loss of sales, particularly during product transitions. In addition, in some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors ceases to do business, fails to provide us in a timely manner with the products and services we request, fails to meet the pricing or performance standards we require or terminates its relationship with us, we may be unable to obtain replacement products or services to fill customer orders in a timely and cost-effective manner, if at all, and our relationships with our customers and our sales could suffer.

As we do not have long-term supply contracts with our third-party vendors, they are not obligated to provide the products and services we request for any specified period, in any specific quantities or at any specific price, except as provided in each purchase order we submit. As a result, our third-party vendors have the right to increase the prices we pay for our products and services or to allocate their resources to other customers’ projects and reduce efforts for our products on short notice, exposing us to risks of late deliveries, poor quality and inadequate supply. If our third-party vendors enter into long-term agreements with other customers, these vendors may decrease their services to us on a more permanent scale. Our supplier risk is also significant due to the general cyclicality of the semiconductor industry, the adverse effect of the current economic downturn on the financial stability of our suppliers, decisions during recent years by some large technology companies to outsource more of their IC production to third party foundries and the substantial time and capital investment required to construct new foundry facilities to meet increased demand. If demand for ICs increases or available capacity declines, our suppliers could allocate resources to larger customers and we could face shortages, longer delivery cycles and higher prices from our suppliers. This risk could increase if, and when, general economic conditions improve since many semiconductor companies have reduced their inventory levels and may need to increase orders in the event of unanticipated demand from their customers. In order to secure specified pricing or sufficient supply to meet our customers’ demands, we may enter into various arrangements with vendors that could be costly and harm our operating results, including, for example, entering into agreements that commit us to purchase minimum quantities of components over extended periods.

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

The development of new industry standards by various global and regional industry alliances and SDOs may cause our products to become uncompetitive or obsolete and force us to incur substantial development costs and time to bring new products to market.

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. More than 75 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association (UPA), the HD-PLC Alliance and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. Other groups that have more international recognition as independent SDOs, such as the Institute of Electrical and Electronics Engineers Communications Society (IEEE) and the International Telecommunication Union (ITU), as well as regional SDOs with strong local support, are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products. For example, in July 2009, the IEEE 1901 standards work group on powerline communications approved the in-home and access 1901 draft powerline standards, which include technology contributions from HomePlug and Panasonic, among others. The draft standards provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer. Under this approach, future ICs based on the draft standards would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. Although we believe that our HomePlug AV ICs would interoperate with the HomePlug physical layer version of the 1901 draft standard, we are unable to predict whether or when the final specification will be confirmed by the IEEE or, if it is, the degree to which the final specification, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. With respect to the anywire communications standard being developed by the ITU, in December 2008, the ITU G.hn work group moved most of the physical layer components for the proposed standard to what is called the “consent” stage, which will be followed by efforts at comment resolution as well as work on the media access control layer. We do not believe that our HomePlug AV ICs would interoperate or coexist with the G.hn physical layer that moved to consent. We are unable to predict whether or when a G.hn standard will be ratified by the ITU or, if it is, the degree to which the final specification, or subsequent changes to the specification, may require us to make changes to our existing ICs or to IC designs we have in progress in order to have those ICs or IC designs qualify as G.hn compliant.

Standards organizations sometimes take years to reach agreement on new final specifications and may be unable to do so, even when a baseline technology for a proposed specification is selected early in the adoption process. The adoption or expected adoption of new or different powerline or anywire communications standards, including by the HomePlug Powerline Alliance, more established global SDOs such as the IEEE or the ITU, or regional SDOs with strong local support, could make our products incompatible with the new standard or otherwise uncompetitive or obsolete and cause us to incur substantial development costs to adapt to new or alternative industry standards, particularly if the new or alternative standards were to receive, or be perceived as likely to receive, greater penetration in the marketplace than the HomePlug-based specifications used by us for our ICs. Moreover, the adoption or expected adoption of such standards, or the support of such standards by industry alliances such as the HomeGrid Forum, could have a chilling effect on the sale of existing products even before products based on the new standard become available. The time and expense required for us to develop new products or change our existing products to comply with new industry standards would be substantial, and there is no assurance that we would be successful in doing so. If we were not successful in complying with the industry standards required by our customers, we could lose market share, causing our business to suffer.

The adoption of new powerline or anywire standards by global or regional SDOs such as the IEEE or the ITU may increase competition in the market for powerline and other wireline communications ICs by reducing or eliminating the uncertain market acceptance of various competing standards established by industry alliance groups such as HomePlug, the UPA and the HD-PLC Alliance, potentially attracting larger semiconductor companies to join the market.

Our use of standards-based technology reduces the value of our intellectual property and exposes us to additional competition.

As we believe that some of our customers and potential customers prefer to use powerline communications ICs that are based on industry standards rather than proprietary technologies, we have in the past elected, and may in the future elect, to base our powerline transceiver ICs on specifications approved by standards bodies or industry alliances and to have our intellectual property included in these specifications. The applicable standards bodies and alliances, including the HomePlug Powerline Alliance, typically require that participating companies license their necessary patent claims on non-exclusive, reasonable and non-discriminatory terms to other members, including competitors, who elect to produce products compliant with the applicable standard. For example, as a sponsor member of the HomePlug Powerline Alliance, we are obligated to license our necessary patent claims on non-exclusive, reasonable and non-discriminatory terms to other HomePlug Powerline Alliance members, including competitors, who elect to produce products compliant with the HomePlug 1.0 and HomePlug AV specifications, as well as any future HomePlug specifications, to the extent that the necessary claims are needed to allow compatibility of a product based on the future specification to HomePlug 1.0 or HomePlug AV. We have similar obligations with respect to the necessary claims relating to our command and control ICs. If we are successful in having our intellectual property included in additional industry standards, the scope of these licensing obligations could increase. These obligations to license our necessary patent claims may allow our competitors to use our patents to develop and sell products that compete with our products without spending the time and expense that we incurred to develop the technology covered by the patents, thereby potentially reducing any time to market advantage we might have as a result of these patents. These obligations also substantially restrict and may eliminate our ability to use our patents as a barrier to entry or as a significant source of revenue. Moreover, because the specifications for these industry standards are generally available to members of the applicable standards bodies and alliances for little or no cost, competitors can more easily create ICs that compete with our products.

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

We derive a small portion of our revenue from sales of our ICs to customers in the commercial and utility markets, and our business could be materially adversely affected if we are unable to maintain or grow our sales in these markets.

While we only derived a small portion of our revenue from sales of our ICs to customers in the commercial and utility markets in the three months ended June 30, 2009, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other MDUs. Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

Our ability to maintain and increase revenue in the commercial and utility markets depends upon the growth of these markets, the standards and technologies adopted for use in these markets and our competitive position within such markets. We have fewer strategic and customer relationships in these markets and, in some cases, different competitors than we have in the digital home market. The growth of the commercial market will depend, in part, on the expansion of Internet, video-on-demand and other broadband services to MDUs. In the utility market, the growth of smart grid management and broadband over powerline applications will depend upon a number of factors, including a favorable utility regulatory environment that allows the cost of smart grid systems to be funded by the utility’s rate base and the development of new third-party products and services, as well as business models, necessary to commercialize these applications. In recent periods, customer interest in broadband over powerline applications has declined due to concerns about the financial and operational success of such systems, while customer interest in smart grid applications has increased. The standards and technologies that will be used in utility and smart grid applications are still being determined and both narrowband and broadband powerline and wireless technologies are being considered, as well as hybrid systems, with narrowband communications systems being more prevalent to date. We do not offer narrowband powerline ICs or wireless ICs for smart grid applications. In addition, the sales cycle for commercial and utility customers is typically long. If demand for utility applications using our broadband powerline ICs does not grow or we are otherwise unable to increase our revenue within these markets, our business could be materially and adversely affected. We may also need to make changes to our existing products or develop new products for our commercial and utility business to be successful. For example, the HomePlug Powerline Alliance is working on a proposed powerline specification for narrowband smart grid applications as well as a proposed specification for broadband over powerline applications. The IEEE is also working on an access powerline standard as part of its 1901 initiative as well as other standards efforts. We have not determined whether we will create any products based on these specifications, and there is no assurance that, if we were to attempt to do so, any such products would be successful. To the extent we do develop new products or product enhancements for these markets, we will be required to expend significant resources and to adapt our business processes to address the unique challenges and requirements of these markets. If we are unsuccessful in tailoring our existing products or creating new products to meet the needs of our customers in the commercial and utility markets on a timely and cost-effective basis, we will remain at a competitive disadvantage to other companies that currently service these markets, we will be unable to grow or maintain our sales in these markets, and the growth of our overall business may be adversely affected.

Our ability to compete may be affected by our ability to protect our intellectual property and proprietary information.

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 34 issued U.S. patents and 44 pending U.S. patents, with foreign counterparts in some jurisdictions. The process of seeking patent protection can be long and expensive. We cannot be certain that any currently pending or future applications will actually result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not be of sufficient scope or strength to provide meaningful protection or provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

Claims that we have infringed upon third-party intellectual property rights could subject us to significant liability and could invalidate our intellectual property rights.

Participants in the IC industry vigorously protect and pursue their intellectual property rights. We have in the past received, and expect that in the future we may receive, communications from various industry participants alleging our infringement of their patents or other intellectual property. With respect to past claims we completed investigating, we concluded and, in each case, replied to such third parties that we believed their claims were without merit, and we received no further claims or notices of infringement from such third parties. From time to time, we also identify third party intellectual property that could result in claims of infringement even though we have not received any notice of infringement or we believe that we are not infringing or that the intellectual property involves claims that are invalid. In those situations, we may seek to obtain licenses from the owners of such intellectual property to reduce the risks, costs and management diversion from litigation with a third party that may otherwise seek to assert a claim against us. For example, we are currently seeking a non-exclusive cross license from a third party for certain intellectual property rights used in our HomePlug family of products. We believe this third party is contractually obligated to license such intellectual property rights to us pursuant to a membership agreement with the HomePlug Powerline Alliance. This cross license would also provide such third party a limited non-exclusive license to certain of our patents which are used in a product currently marketed by such third party. We may not be able to obtain licenses to such intellectual property on reasonable terms, if at all. Any litigation relating to the intellectual property rights of third parties, including claims arising through our contractual indemnification of our customers, would be costly and could divert the efforts and attention of our management and technical personnel, regardless of the merit of such claims. Given the complex technical issues and uncertainties inherent in intellectual property litigation, we cannot assure you that we would prevail in any such suit. In the event of an adverse ruling in any such litigation, we could be required to:

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

We periodically evaluate the anticipated benefits, risks and expenses of migrating one or more of our IC designs and manufacturing to smaller geometry process technologies in an effort to reduce our product costs. Any such transition would require us to redesign the applicable product and require us and our foundry suppliers to use new or modified manufacturing processes for the product. We also evaluate whether we can use smaller geometry processes in our new ICs. Prior to 2008, the smallest geometry process we used for any of our ICs was 90 nanometer. In 2008, we began shipping a HomePlug AV-based IC which uses a 65 nanometer process. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. The foundries that we use may not have the tools, design libraries or manufacturing facilities required to use the smaller geometries we want to use, may be unable to produce the smaller geometry ICs with the yields we need to be successful or may be unwilling to make the smaller geometries available to us on a timely or cost-effective basis. The yield risks associated with smaller geometry ICs are generally much higher than those with higher geometry processes. As we try to move to smaller geometry processes, we may be unable to maintain our existing foundry relationships, which could adversely affect the availability and cost of the existing products we buy from them, or develop new ones. If any of our foundry suppliers cannot meet our requirements or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and result in the loss of design wins and sales, which would materially adversely affect our results of operations.

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

Our success depends on our ability to hire and retain experienced executive management and other key employees. Due to the complexity of our products, we are also particularly dependent on qualified research and development personnel who possess unique skills and experience that are not replicated within the company and may be difficult to replace. We have entered into employment agreements with some of our management and other employees. However, these agreements do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. If we were to lose the services of these executives or of one or more other key employees, our business could be seriously harmed.

Competition for qualified personnel in the semiconductor industry is intense, and our historic growth has placed a significant burden on our human resources. If we are unable to attract and retain additional qualified personnel as needed, our business results will be negatively impacted. We maintain our headquarters in Orlando, Florida and a portion of our research and development team and other significant operations in Ocala, Florida. As Central Florida often has few, if any, candidates for the positions we are seeking to fill, and many of the potential candidates we recruit may choose not to relocate to Central Florida, we must expend additional time and expense to recruit new employees for our Central Florida locations from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire subcontractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or subcontractors and face additional challenges and incur significant costs in managing those operations from the U.S. We may also face challenges in retaining some of our existing employees to the extent the then current market value of our common stock is substantially below the exercise prices of the stock options held by such employees. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

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

As a public company, we incur significant legal, accounting and other costs associated with the reporting requirements of public companies. We are required to, among other things, create and periodically review the effectiveness of internal controls over financial reporting and may be required to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the SEC and The NASDAQ Global Market oblige our management to devote a substantial amount of time to new compliance initiatives, which could increase our legal and financial compliance costs. These costs of compliance, both in the form of monetary expenditures and additional management responsibilities, have been increasing, making them difficult to estimate with any degree of certainty. We also expect further changes in the laws and regulations affecting public companies, which will increase our expenses as we comply with the new requirements.

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

We conduct a substantial amount of our business with customers and third-party vendors located outside the U.S, and our future growth is dependent, in part, on continued geographic expansion. We have four wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Hong Kong Limited, Intellon Korea Ltd. and Intellon Taiwan Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Europe and Asia accounted for approximately 49.1% and 43.3% of revenue in the three months ended June 30, 2009, respectively. Our sales to customers in Europe and Asia accounted for approximately 54.4% and 37.9% of revenue in the six months ended June 30, 2009, respectively. Nearly all of our sales in Europe are currently to customers in France and Germany. Most of our sales in Asia are in Taiwan but also include sales to customers in China, the Republic of Korea and Singapore, among others. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

•	longer and more difficult collection of receivables;

•	increased difficulty in enforcement of contractual obligations;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in those laws and regulations, including tax laws and regulations;

•	trade and foreign exchange restrictions and tariffs;

•	travel restrictions;

•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;

•	transportation delays and limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities and telecommunications providers;

•	difficulties in staffing and managing international operations;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor issues;

•	regional health issues, including epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS;

•	work stoppages;

•	fluctuations in currency exchange rates and the resulting gains or losses on the conversion to or from U.S. dollars; and

•	acts of terrorism, war or natural disasters including, particularly in Asia, earthquakes, typhoons, floods and fires.

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

Our ability to utilize our net operating loss and tax credit carry forwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carry forwards.

As of June 30, 2009, we had estimated available U.S. federal income tax net operating loss (NOL) carryforwards of approximately $99.1 million, state income tax net operating loss carryforwards of approximately $66.1 million and estimated U.S. tax credit carryforwards of approximately $5.1 million. To the extent then available, these can be used to offset federal taxable income and federal tax liabilities in future years. Our NOL carryforwards will begin to expire in 2009 and are scheduled to continue to expire through 2027. Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. Our ability to utilize NOL carryforwards and federal tax credit carryforwards may be limited by the issuance of common stock in future offerings or as a result of future events. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. In connection with our initial public offering in December 2007, we experienced an ownership change as defined by Section 382. As a result of this ownership change, our ability to use our federal NOL carryforwards and tax credit carry forwards in subsequent periods is limited to approximately $5.3 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. To the extent our use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would if we were able to fully use our net operating loss and tax credit carryforwards in the U.S. In addition, we operate in foreign jurisdictions and are subject to paying foreign taxes even though we have net operating losses. We are also subject to alternative minimum tax.

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

Since our initial public offering in December 2007, there has been, and we expect that there will continue to be, only a limited volume of trading in our common stock. Although the trading volume in our common stock increased during the second quarter of 2009 compared to earlier periods, the increase may not be sustained. We cannot predict whether an active trading market in our common stock will develop or be sustained, or how liquid any such market might become. In the absence of an active public market, it may be difficult for an investor to sell shares of our common stock in the volume, or at a price and time, which is attractive to such investor, if at all. In addition, relatively small trades have had, and may continue to have, a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock. Moreover, our common stock is trading below $5.00 per share on the NASDAQ Global Market. At that price level, with our limited trading volume, the policies and practices of institutional investors and brokerage houses may limit investment in our common stock. Furthermore, because much of our common stock is held by our affiliates, unless we achieve a wider dissemination of those shares, a more active trading market in our common stock may not develop. All of these factors may discourage purchases of our common stock, which may further affect the liquidity of our common stock and potentially lead to further declines in our stock price.

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

Our 2009 Annual Meeting of Stockholders was held on June 10, 2009 at the Hyatt Regency Orlando Airport Hotel, 9300 Airport Blvd., Orlando, Florida. At the meeting, our stockholders voted upon the following matters: (1) the election of two Class II directors, Richard I. Goldstein and R. Douglas Norby, each for a term of three years and until his successor has been duly elected and qualified or until his earlier resignation, death or removal; (2) the approval of an amendment and restatement of our amended and restated certificate of incorporation to decrease the number of authorized shares of our common stock from 200,000,000 shares to 125,000,000 shares; and (3) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the calendar year ending December 31, 2009.

The results of each proposal are as follows:

In Proposal No. 1, our stockholders elected two Class II directors to serve for a three-year term expiring at the Annual Meeting of Stockholders in 2012. The nominees received the following votes:

	For	Withheld
Richard I. Goldstein	12,993,269	7,388,138
R. Douglas Norby	13,031,420	7,349,987

In Proposal No. 2, our stockholders approved an amendment and restatement of our amended and restated certificate of incorporation to decrease the number of authorized shares of our common stock from 200,000,000 shares to 125,000,000 shares. This proposal received the following votes:

Votes
For	20,362,751
Against	451
Abstain	18,205

In Proposal No. 3, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the calendar year ending December 31, 2009. This proposal received the following votes:

Votes
For	20,317,983
Against	61,600
Abstain	1,824

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation

3.2**	Bylaws, as amended

4.1**	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006

10.1***	HomePlug Powerline Alliance Sponsor’s Agreement, between the registrant and the HomePlug Powerline Alliance, Inc., dated June 5, 2009

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated June 11, 2009.
**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-144520).
***	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated June 5, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009

Intellon Corporation (Registrant)

By:	/S/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer