Form 10-Q
period 2009-09-30
INTELLON CORP
filed 2009-10-28
CIK 1120105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33879

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

As of October 23, 2009, there were 31,368,946 shares of the registrant’s $0.0001 par value common stock outstanding.

INTELLON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

INTELLON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,285	$35,375
Short-term investments	36,967	20,230
Accounts receivable	11,231	11,532
Inventory, net	6,354	8,029
Prepaid expenses	1,301	961
Other current assets	155	350

Total current assets	81,293	76,477
Property and equipment, net	2,407	2,241
Intangible assets, net	2,695	2,403
Other assets	100	100

Total assets	$86,495	$81,221

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,157	$6,843
Accrued expenses	2,200	2,166

Total current liabilities	12,357	9,009

Deferred income	200	—

Shareholders’ equity:
Common stock	3	3
Additional paid in capital-common	209,713	207,890
Accumulated deficit	(135,778)	(135,681)

Total shareholders’ equity	73,938	72,212

Total liabilities and shareholders’ equity	$86,495	$81,221

*	Information derived from the audited Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenue	$19,933	$20,112	$52,916	$54,554
Cost of revenue	9,860	11,917	26,128	31,197

Gross profit	10,073	8,195	26,788	23,357
Cost of operations:
Research and development	4,423	4,038	12,011	12,417
Sales and marketing	2,042	1,979	6,611	6,253
General and administrative	4,003	2,010	8,334	6,281

Operating income (loss)	(395)	168	(168)	(1,594)

Other income (expense):
Interest income	37	283	130	978
Other expense	(46)	(31)	(94)	(94)

Total other income (expense)	(9)	252	36	884

Income (loss) before income taxes	(404)	420	(132)	(710)
Income tax expense (benefit)	25	(61)	(35)	(4)

Net income (loss)	$(429)	$481	$(97)	$(706)

Net income (loss) per common share:
Basic	$(0.01)	$0.02	$(0.00)	$(0.02)

Diluted	$(0.01)	$0.02	$(0.00)	$(0.02)

Weighted-average number of shares used in per share calculations:
Basic	31,150	30,939	31,098	30,821

Diluted	31,150	31,175	31,098	30,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Operating activities
Net loss	$(97)	$(706)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,721	1,260
Depreciation	909	774
Amortization of intangible assets	56	48
Accretion of discount on investment securities	(83)	(172)
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable	301	(3,252)
Inventory	1,675	(1,695)
Prepaid expenses and other assets	(432)	28
Income tax refund	287	75
Accounts payable and accrued expenses	3,348	3,838
Deferred income	200	—

Net cash provided by operating activities	7,885	200

Investing activities
Purchase of property and equipment	(1,075)	(1,011)
Purchase of short-term investments	(49,404)	(37,461)
Proceeds from maturity of short-term investments	32,750	—
Purchase of intangible assets, net	(348)	(565)

Net cash (used in) investing activities	(18,077)	(39,037)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	5,548
Proceeds from exercise of stock options	102	6

Net cash provided by financing activities	102	5,554

Net decrease in cash and cash equivalents	(10,090)	(33,283)
Cash and cash equivalents, beginning of period	35,375	52,074

Cash and cash equivalents, end of period	$25,285	$18,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (Unaudited)

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

Proposed Merger

On September 8, 2009, we entered into a definitive merger agreement with Atheros Communications, Inc. (Atheros) pursuant to which Atheros will acquire us in a stock and cash transaction. As a result of the merger, each outstanding share of our common stock will be automatically converted into the right to receive Atheros common stock and equivalents (including the assumption of our outstanding restricted stock units and stock options) representing between 45 and 55 percent of the total consideration in the merger and with the remainder being paid in cash, providing an overall value of $7.30 per share based on the five-day average closing price of Atheros common stock as of September 4, 2009. Completion of the merger is subject to customary closing conditions, including approval of the merger by our stockholders. If the merger is not completed, under some circumstances, we may have to pay a termination fee to Atheros in the amount of $8.5 million.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly our financial position and the financial position of our subsidiaries in conformity with U.S. generally accepted accounting principles (GAAP) as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The condensed consolidated financial statements include Intellon and our wholly owned subsidiaries, Intellon Canada, Inc., Intellon Taiwan Ltd., Intellon Hong Kong Limited and Intellon Korea, Ltd. All significant intercompany accounts and transactions have been eliminated. We have evaluated all subsequent events through October 22, 2009, the date the financial statements were issued. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K (Annual Report) as filed on March 13, 2009 with the SEC. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, we adopted FASB ASC 805, Business Combinations (ASC 805). ACS 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of ASC 805 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations - Identifiable Assets and Liabilities, and Any Noncontrolling Interest (ASC 805-20). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective January 1, 2008, we adopted FASB ASC 820-10, Fair Value Measurements and Disclosures - Overall (ASC 820-10), with respect to our financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations (ASC 820-10-55). The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to ASC 320-10-65, if OTTI had been determined to exist, we would have recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under ASC 320-10-65, if OTTI has been incurred, and it is more-likely-than-not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors would be recognized in accumulated other comprehensive income (AOCI). The total OTTI, which would include both credit and non-credit losses, would be presented gross in our statements of operations and would be reduced by the non-credit loss amount of the total OTTI recognized in AOCI. There was no initial effect of our adoption of ASC 320-10-65 on April 1, 2009 as we have no securities that have previously been or are currently deemed as other-than-temporarily impaired.

Effective April 1, 2009, we adopted ASC 820-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date of Information (ASC 820-10-65). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Interim Reporting – Overall (ASC 270-10), to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on our financial position, results of operations, cash flows or disclosures. See Note 2 for additional disclosures included in accordance with ASC 825-10-65.

Effective January 1, 2009, we adopted FASB ASC 350-30, Intangibles – Goodwill and Other - General Intangibles other than Goodwill (ASC 350-30) which amends the guidance in ASC 350, Intangibles – Goodwill and Other (ASC 350) about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under ASC 350. ASC 350-30 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of ASC 350-30 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events - Overall (ASC 855-10). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective July 1, 2009, we adopted FASB ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10 pertaining to the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level one fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

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

Our marketable securities consist of a laddered portfolio of investment grade debt instruments consisting of obligations of the U.S. Treasury and U.S. Federal Home Loan Bank System. None of our held-to-maturity investments had maturities beyond 275 days as of September 30, 2009. In addition, none of our held-to-maturity investments had maturities beyond 364 days at the time of purchase.

The following table represents the fair value (based on level one inputs) of our held-to-maturity investments, all of which were included in short-term investments, as of September 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Accrued Interest	Fair Value
U.S. Treasury securities	$24,457	$—	$10	$—	$24,447
U.S. Federal Home Loan Bank System securities	12,510	25	—	42	12,577

Total short-term investments	$36,967	$25	$10	$42	$37,024

Accrued interest relates to a U.S. Federal Home Loan Bank System security which has a coupon rate of 3.75%. Interest is payable to us on October 1, 2009 and April 1, 2010.

As of September 30, 2009, we did not have liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

As of September 30, 2009, the weighted average maturities for the U.S. Treasury securities and the U.S. Federal Home Loan Bank System securities were 5.0 months and 3.8 months, respectively. As of September 30, 2009, the weighted average maturity for total short-term investments was 4.6 months.

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$3,083	$3,103
Work-in-process	3,584	5,186
Raw materials	86	104

	6,753	8,393
Less: inventory reserves for obsolescence and excess inventory	399	364

Inventory, net	$6,354	$8,029

The following table summarizes the activity in the inventory reserves for obsolescence and excess inventory for the stated periods (in thousands):

Balance, December 31, 2008	$364
Additions charged to costs	43
Deductions	(8)

Balance, September 30, 2009	$399

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Patents	$3,002	$2,696
Trademarks	72	66
Trademarks not subject to amortization	9	9

	3,083	2,771
Less: accumulated amortization	388	368

Intangible assets, net	$2,695	$2,403

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2008 was approximately $19,000 and $22,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2009 and 2008 was approximately $56,000 and $48,000, respectively. At September 30, 2009, estimated amortization expense for the remainder of 2009 and years thereafter is as follows (in thousands):

Estimated amortization expense
2009 (remaining three months)	$20
2010	182
2011	179
2012	177
2013	176
Thereafter	1,952

Total expected amortization expense	$2,686

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued employee incentives/bonuses	$589	$927
Accrued vacation	813	610
Other	798	629

Total accrued expenses	$2,200	$2,166

4. Net Income (Loss)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator: Net income (loss)	$(429)	$481	$(97)	$(706)

Denominator: Weighted average shares outstanding	31,350	31,338	31,343	31,285
Less: Unvested common shares outstanding	200	399	245	464

Denominator for basic net income (loss) per share	31,150	30,939	31,098	30,821

Effect of dilutive securities:
Incremental common shares attributable to unvested restricted stock and restricted stock units	—	212	—	—
Incremental common shares attributable to outstanding stock options	—	24	—	—

Denominator for diluted net income (loss) per share	31,150	31,175	31,098	30,821

Basic net income (loss) per share	$(0.01)	$0.02	$(0.00)	$(0.02)

Diluted net income (loss) per share	$(0.01)	$0.02	$(0.00)	$(0.02)

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income per common share is computed by using the weighted-average number of vested common shares outstanding during the period and, when dilutive, potential dilutive common shares, including options, restricted common stock and restricted stock units (RSUs). For the three months ended September 30, 2008, diluted net income per common share includes the dilutive effects of stock options and restricted common stock. Because we reported a net loss for the three and nine months ended September 30, 2009, and the nine months ended September 30, 2008, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for that period because the effect would have been antidilutive. The excluded potential common shares for the periods presented consist of the following (weighted average in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Restricted common stock and RSUs	908	—	647	370

Contingent restricted common stock	94	94	94	94

Options to purchase common stock	2,847	2,646	3,091	2,431

Total	3,849	2,740	3,832	2,895

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

On January 1, 2009, the number of shares available for future grant under the 2007 Plan increased by approximately 1.3 million shares to 1.9 million shares pursuant to this provision. As of September 30, 2009, approximately 1.0 million shares were available for future grant under the 2007 Plan.

Stock-Based Compensation Expense

The fair value of the stock options granted to employees and officers for the periods presented was estimated using the following weighted average assumptions (excluding stock options granted in connection with the Tender Offer, see below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yields	None	None	None	None
Expected volatility	57.3%	62.0%	64.6%	51.0%
Risk-free interest rate	2.4%	3.2%	2.2%	2.4%
Expected lives (in years)	5.1	6.6	5.4	3.3
Weighted average fair value at grant date	$3.50	$2.26	$1.37	$2.07

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

The following table summarizes the stock-based compensation expense related to stock option, restricted common stock and RSU grants for the periods presented, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by caption:
Research and development	$178	$136	$503	$374
Sales and marketing	143	109	397	294
General and administrative	317	206	821	592

Total stock-based compensation expense	$638	$451	$1,721	$1,260

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Stock options	$433	$408	$1,324	$1,113
Restricted common stock and RSUs	205	43	397	147

Total stock-based compensation expense	$638	$451	$1,721	$1,260

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

The new stock options and RSUs issued to employees and officers will vest on a three-and-one-half-year schedule, with 25% of the shares vesting on the six-month anniversary of the grant date and the remaining 75% vesting proportionately each quarter thereafter over the next twelve quarters of continued service. The new stock options and RSUs issued to non-employee directors will vest on a two-year schedule, with 50% of the shares vesting on each of the one- and two-year anniversaries of the grant date. The new stock options will remain exercisable for a maximum term of seven years from the grant date.

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

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

fair value of the RSUs immediately after the exchange was equal to the closing price of our common stock as reported on the NASDAQ Global Market on June 1, 2009. There was no incremental compensation cost associated with the Tender Offer. The total unrecognized compensation costs of the tendered Eligible Options will be recognized over a weighted-average period of 2.7 years.

The following table summarizes option activity for the nine month period ended September 30, 2009 for all of our stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual term)
Options outstanding at December 31, 2008	2,778	$6.22	9.1	$60
Granted (1)	1,655	2.91
Exercised	(30)	3.41
Cancelled/forfeited (1)	(1,566)	5.68

Options outstanding at September 30, 2009	2,837	4.62	8.1	8,357

Options vested and expected to vest after September 30, 2009 (2)	2,773	4.62	8.1	8,160

Options exercisable at September 30, 2009	565	6.85	7.7	758

(1)	The number of options granted and cancelled/forfeited includes options granted and cancelled in connection with the Tender Offer.
(2)	Options expected to vest reflect an estimated forfeiture rate.

At September 30, 2009, the total unrecognized stock-based compensation related to options granted under our share-based compensation plans was approximately $3.7 million. These options had a remaining weighted-average period of 2.5 years over which the expense is expected to be recognized.

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

The following table summarizes restricted stock activity for the nine month period ended September 30, 2009 for all of our restricted stock:

	Restricted Common Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance, December 31, 2008	315	$1.50
Granted	—	—
Vested	(138)	0.93
Forfeited	(2)	0.20

Balance, September 30, 2009	175	1.97

The total unrecognized stock-based compensation expense for restricted stock was approximately $324,000 as of September 30, 2009. The total unrecognized stock-based compensation expense related to restricted stock awards subject to a four year vesting schedule was approximately $137,000 as of September 30, 2009. These unvested restricted common stock awards will vest on a weighted-average basis over a period of 0.9 years from September 30, 2009. The total unrecognized stock-based compensation expense related to awards which vest upon either the consummation of a change in control as defined in the executive’s employment agreement or the consummation of an underwritten initial public offering of our equity securities, in either case that meets a certain valuation requirement, was approximately $187,000 as of September 30, 2009.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

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

The following table summarizes RSU activity under the 2007 Plan for the nine month period ended September 30, 2009 for all of our RSUs:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance, December 31, 2008	—	$—
Granted (1)	805	2.97
Vested	—	—
Forfeited	(3)	2.88

Balance, September 30, 2009	802	2.97

(1)	The number of RSUs includes RSUs granted in connection with the Tender Offer.

The total unrecognized stock-based compensation expense for RSUs was approximately $1.8 million as of September 30, 2009. The unvested RSUs will vest on a weighted-average basis over a period of 3.2 years from September 30, 2009.

6. Commitments

Lease Commitments

We lease all of our facilities and certain of our equipment under non-cancelable terms that expire at various dates through 2016. Rent expense for our leased facilities was approximately $233,000 and $234,000 for the three months ended September 30, 2009 and 2008, respectively. Rent expense for our leased facilities was approximately $668,000 and $620,000 for the nine months ended September 30, 2009 and 2008, respectively. In March 2009, we entered into an amendment to our operating lease for a sales office in San Jose, California, which extended the term of the lease through March 31, 2010 and reduced the area leased from approximately 4,300 square feet to 2,824 square feet. In September 2009, we entered into an operating lease for approximately 24,502 square feet of office space in Ocala, Florida for a seven year lease term (subject to our option to terminate the lease after five years). We intend to move our current Ocala research and production facility to the new premises.

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

Revenue by geographic area is presented based upon the country of destination. Export sales were $15.4 million and $18.8 million for the three months ended September 30, 2009 and 2008, respectively, and $46.0 million and $49.0 million for the nine months ended September 30, 2009 and 2008, respectively. Export sales were primarily attributable to customers located in Asia and Europe. We believe a substantial portion of the products sold to distributors and original equipment manufacturers (OEMs) in Asia is ultimately shipped to end-markets in the Americas and Europe. Although a significant portion of our revenue is from customers located outside of the U.S., all sales are denominated in U.S. dollars.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

A change in or loss of one or more of our customers could adversely affect results of operations. The following table illustrates the concentration of revenue for customers that individually accounted for 10% or more of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Free (Service Provider)	21%	18%	22%	19%
devolo AG (OEM)	15	20	21	19
Chenmtech Co Ltd (Distributor)	14	10	13	*
EchoStar (Service Provider)	13	*	*	*
Jabil Circuit India Pvt Ltd (ODM)	*	12	*	*
Lumax International Corporation (Distributor)	*	12	*	13

*	Denotes that a customer accounted for less than 10% of our revenue in the indicated period.

Three customers accounted for a total of 61.8% and 57.4% of accounts receivable at September 30, 2009 and December 31, 2008, respectively.

8. Income Taxes

During the three and nine months ended September 30, 2009, we recognized approximately $20,000 and $110,000, respectively, of income tax benefit related to our Canadian subsidiary and approximately $45,000 and $75,000, respectively, in U.S. Federal income tax expense. Our practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of September 30, 2009, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2009.

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. At September 30, 2009, we had recorded a full valuation allowance against the net deferred tax asset, based on our belief that available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists.

9. Option Exchange

On April 28, 2009, our Board of Directors approved an offer to exchange outstanding stock options to purchase 1,504,195 shares of our common stock.

Under the terms of the stock option exchange program, we offered each of our employees, executive officers and directors the opportunity to tender any outstanding stock options issued under our 2007 Plan with an exercise price equal to or greater than $5.50 per share in exchange for a lesser number of either new non-qualified stock options or stock-settled RSUs, depending on the participant’s election. A participant who elected to receive new stock options received one new stock option for each 1.10 stock options tendered for exchange. A participant who elected to receive RSUs received one new RSU for each 2.03 stock options tendered for exchange. Each new stock option or new RSU granted to our employees vests on a three-and-one-half-year schedule, with 25% of the shares subject to the new stock option or new RSU vesting on the six-month anniversary of the grant date of the new award, and the remaining unvested portion vesting ratably on a quarterly basis over the succeeding twelve quarters. Each new stock option or new RSU granted to our non-employee directors vests on a two-year schedule, with 50% of the shares subject to the new stock option or new RSU vesting on each of the one- and two-year anniversaries of the grant date of the new award. The new stock options will remain exercisable for a maximum term of seven years from the grant date of the new stock options. The exercise price of the new stock options was $3.75, the closing price of our common stock as reported on the NASDAQ Global Market on the date the new stock options were granted. The offer expired on May 29, 2009 and the new stock options and RSUs were granted on June 1, 2009.

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

The terms and conditions of the stock option exchange program are contained in a Tender Offer Statement on Schedule TO that we filed with the SEC on April 30, 2009.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

10. Proposed Merger with Atheros

On September 8, 2009, we entered into a definitive merger agreement with Atheros pursuant to which Atheros will acquire us in a stock and cash transaction. Under the merger agreement, and subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, a wholly-owned subsidiary of Atheros (Merger Sub 1) will merge with and into us, and we will continue as the surviving entity and a wholly-owned subsidiary of Atheros. Immediately after this merger, we will then be merged with and into another wholly-owned subsidiary of Atheros (Merger Sub 2) with Merger Sub 2 continuing as the surviving entity, and we would no longer be a separate company.

In the event the merger is consummated, on the closing, each outstanding share of our common stock will be automatically converted into the right to receive Atheros common stock and equivalents (including the assumption of our outstanding restricted stock units and stock options) representing between 45 and 55 percent of the total consideration in the merger and with the remainder being paid in cash, providing an overall value of $7.30 per share based on the five-day average closing price of Atheros as of September 4, 2009. Our stockholders may elect to receive, for each share of our common stock, either: (i) a combination of approximately 0.135 shares of Atheros common stock and $3.60 in cash; (ii) up to $7.30 in cash, with any portion not paid in cash paid in stock; or (iii) up to 0.267 shares of Atheros common stock, with any portion not paid in stock paid in cash; provided, however, that each of the aforementioned elections will be subject to adjustment and proration provisions as described in the merger agreement.

Also in connection with the merger: (i) all outstanding options to purchase our common stock granted pursuant to one of our stock-based compensation plans will be converted into options to acquire, on substantially identical terms and conditions, a number of shares of Atheros common stock determined by multiplying the number of shares of our common stock subject to such stock options immediately prior to the closing of the merger by the Option Exchange Ratio (as such term is defined in the merger agreement); provided, however, that certain options held by persons who are not our employees or consultants, including non-employee members of our board of directors, will be cancelled and automatically converted into the right to receive an amount in cash equal to the product of (A) the number of shares of our common stock that were issuable upon exercise or settlement of such options immediately prior to the closing and (B) $7.30, less the per share exercise price of such options; (ii) all outstanding awards of our restricted stock units will be converted, on substantially identical terms and conditions, into restricted stock units of Atheros common stock, except that such restricted stock units will represent the right to receive, upon vesting, 0.267 shares of Atheros common stock; and (iii) each outstanding award of our restricted common stock shall be converted, on substantially identical terms and conditions, into the number of shares of restricted Atheros common stock and/or cash, as the case may be, as elected by each holder of our restricted common stock pursuant to such stockholder’s election described above.

The merger is subject to customary closing conditions, including, among others: (i) the approval of the merger by our stockholders; (ii) having an effective registration statement on Form S-4 with respect to the Atheros common stock to be issued in connection with the merger; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) our entry into a license agreement with an affiliate of Atheros. The merger is intended to qualify as a tax-free reorganization for federal income tax purposes. The merger agreement includes a number of customary representations, warranties, covenants and agreements. Our board of directors has, subject to certain exceptions, agreed to recommend the adoption and approval of the merger agreement and approval of the merger and has agreed, among other things, to refrain from soliciting, initiating or taking any action to knowingly facilitate or knowingly encourage any inquires or indications of interest regarding an alternative business combination transaction to the merger. The merger agreement also places certain restrictions on us during the period prior to the transaction closing. The merger agreement may be terminated by mutual agreement of Atheros and us or by either Atheros or us under certain circumstances, and we may, under certain specified circumstances, be required to pay Atheros a termination fee of $8.5 million.

In connection with the execution of the merger agreement, our executive officers, each of the members of our board of directors and certain of our stockholders have entered into a support agreement pursuant to which, among other things, each of such persons has agreed (i) to vote his, her or its shares of our common stock (A) in favor of the merger, the merger agreement and the transaction contemplated thereby and (B) against approval of any proposal made in opposition to the consummation of the merger; and (ii) subject to certain exceptions, to refrain from disposing of his, her or its shares of our common stock or soliciting alternative acquisition proposals to the merger. We expect to distribute to our stockholders a definitive proxy statement/prospectus related to a special meeting of stockholders to consider and vote on a proposal to approve and adopt the merger agreement with Atheros and approve the merger. The acquisition is expected to close during the fourth quarter of 2009. However, factors outside of management’s control could delay or prevent completion of the proposed merger.

In the third quarter of 2009, we incurred merger related expenses of approximately $1.8 million.

The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K that we filed with the SEC on September 9, 2009. A detailed description of the terms of the merger agreement and other relevant information is also provided in the registration statement on Form S-4 filed with the SEC by Atheros.

INTELLON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 (Unaudited)

11. Subsequent Events

During October 2009, we granted a total of 2,000 non-qualified stock options to new employees at an exercise price of $7.49 per share, which is equal to the closing sales price for our common stock as quoted on the NASDAQ Global Market on the date of grant.

Additional Information

In connection with the proposed acquisition of us by Atheros, Atheros has filed a registration statement on Form S-4 containing a proxy statement/prospectus and other documents concerning the proposed acquisition with the SEC. Investors and security holders are urged to read the proxy statement/prospectus and any amendments thereto when they become available and other relevant documents filed with the SEC regarding the proposed transaction because they will contain important information. Investors and security holders may obtain a free copy of the proxy statement/prospectus, as amended (when it is available), and other documents filed by Atheros and us with the SEC at the SEC’s website at www.sec.gov. The proxy statement/prospectus, as amended (when available) and other documents filed with the SEC may also be obtained for free by contacting Atheros Investor Relations by e-mail at ir@atheros.com or by telephone at (408) 830-5762 or by contacting Intellon Investors Relations by email at Suzanne@blueshirtgroup.com or by telephone at (415) 217-4962. Investors may also obtain free copies of the documents filed with the SEC on Atheros’ website at www.atheros.com or our website at www.intellon.com.

We, Atheros, and our respective directors, executive officers and certain members of management and certain employees may be deemed to be participants in the solicitation of proxies from our stockholders in connection with the transaction. Additional information concerning our directors and executive officers is set forth in our proxy statement for our 2009 Annual Meeting of Stockholders, which was filed with the SEC on April 28, 2009. These documents are available free of charge at the SEC’s website at www.sec.gov or by going to, respectively, Atheros’ Investors page on its corporate website at www.atheros.com and our Investor Relations page on our corporate website at www.intellon.com. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of proxies in connection with the proposed transaction, and a description of their direct and indirect interests in the proposed transaction, which may differ from the interests of the our stockholders and Atheros stockholders generally, is set forth in the proxy statement/prospectus that is contained in the registration statement on Form S-4, as amended (when it is available) that was filed by Atheros with the SEC, which is available free of charge at the SEC’s web site at www.sec.gov or our website at www.intellon.com.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report, including those in this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts, such as statements regarding our planned merger with Atheros, constitute “forward-looking statements”. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “will,” “may,” “might,” “can,” variations of such words, and other similar expressions are predictions of, or indicate, future events and trends, and typically are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including those set forth under “Part II. Item 1A. Risk Factors” in this Quarterly Report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

We have made a substantial investment in research and development and in sales and marketing since our inception in 1989, and, as a result, we sell two families of powerline ICs, HomePlug-based ICs, which account for the majority of our sales, and command and control ICs. We outsource our semiconductor fabrication, assembly and test functions, reducing the level of our capital investment and enabling us to focus on the design, development, sale and marketing of our products. As of September 30, 2009, we had shipped approximately 41.8 million powerline communications ICs, including approximately 33.9 million HomePlug-based ICs that have been integrated into adapters, set-top boxes and other commercial applications. We shipped over 3.2 million powerline communications ICs in the three months ended September 30, 2009, a 3% decline from shipments of over 3.3 million powerline communications ICs in the three months ended September 30, 2008. We shipped approximately 8.0 million powerline communications ICs in the nine months ended September 30, 2009, a 7% decline from shipments of over 8.6 million powerline communications IC in the nine months ended September 30, 2008. Our HomePlug-based ICs represented approximately 99% of our revenue for each of the three and nine months ended September 30, 2009. We expect sales of our HomePlug-based products to continue to represent the predominant share of our revenue in the foreseeable future.

In the third quarter of 2009, we incurred a net loss of $0.4 million, primarily due to merger related expenses of approximately $1.8 million, compared to net income of $0.3 million in the second quarter of 2009 and net income of $0.5 million in the third quarter of 2008. Our accumulated deficit as of September 30, 2009 was $135.8 million.

In the third quarter of 2009, our total revenue was $19.9 million compared to $17.5 million in the second quarter of 2009 and $20.1 million in the third quarter of 2008. The 14% sequential increase in revenue during the third quarter of 2009 compared to the second quarter of 2009 was primarily due to a 30% increase in sales in the service provider channel and a 25% increase in sales in the commercial channel for Ethernet-over-Coax applications in China, which was partially offset by a 12% sequential decline in sales in the retail channel, primarily due to continued global economic weakness. The 1.0% quarter-over-quarter decrease in revenue during the third quarter of 2009 compared to the third quarter of 2008 was primarily due to a 23% decline in sales in the retail channel, which was partially offset by an 8% increase in sales in the service provider channel and a 286% increase in sales in the commercial channel for Ethernet-over-Coax applications.

In the fourth quarter of 2009, we expect our revenue and aggregate unit sales of our ICs to increase compared to the third quarter of 2009 and the fourth quarter of 2008. However, we continue to be concerned about the global economic downturn and any deterioration that may occur as well as the associated risks of delays and cancellations in customer orders and the related difficulty in forecasting our product demand, which could adversely impact our revenue, inventory levels, gross profit and results of operations and we could continue to incur increased losses as a result.

We sell our products directly to original equipment manufacturers (OEMs) and service providers, which include our ICs in their products. We also sell our products directly to original design manufacturers (ODMs), which include our ICs in products they supply to OEMs and service providers. ODMs purchase our products only when an OEM incorporates our IC into the design of the OEM’s product. In addition, we sell our products to distributors, which are independent entities that assist us in identifying and servicing OEMs and ODMs and generally purchase our products directly from us for resale to their OEM and ODM customers. These OEMs and ODMs, in turn, sell our products to service providers and, through retail channels, to end-user customers. Service providers use our HomePlug-based ICs to provide in-home connectivity for a variety of services, including Internet Protocol Television (IPTV) and broadband distribution as well as movies-on-demand. In some cases, a service provider makes products containing our ICs available to its customers as part of the customers’ service subscription, sometimes as an installer option. Other service providers offer such products to customers for purchase at the customer’s discretion. As a result, the percent of a service provider’s installations using product containing our ICs may vary significantly. For the three months ended September 30, 2009, service providers accounted for approximately 63% of our revenue, or $12.5 million. Revenue from the service provider channel in the third quarter of 2009 increased approximately 30% compared to the second quarter of 2009, and increased approximately 8% compared to the third quarter of 2008. The fluctuations in demand for our HomePlug-based ICs in the service provider channel are due, in part, to order timing by our customers, as well as to changes in demand from a single customer deploying set-top boxes incorporating our HomePlug 1.0 ICs. Historically, demand from this customer has fluctuated significantly. Sales to this customer declined approximately 16%, or $0.7 million, for the three months ended September 30, 2009 and approximately 30%, or $2.7 million, for the nine months ended September 30, 2009, compared to the corresponding periods in 2008, primarily as a result of an inventory over-stock position at this customer that affected sales significantly in the first half of 2009. However, sales to this customer increased sequentially approximately 174%, or $2.5 million, in the third quarter of 2009 compared to the second quarter of 2009. In addition, we expect sales to this customer to increase significantly in the fourth quarter of 2009 compared to the third quarter of 2009. However, we expect sales to this customer on an annual basis will be lower in 2009 compared to 2008.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. The demand for our products is ultimately dependent upon sales of our customers’ products through their channels to retail purchasers, service providers and other customers. As a result, it is difficult for us to accurately forecast our product demand. If the resulting sales of our customers’ products are less than forecasted by our customers, our customers will reduce or terminate their demand for our products. Our lack of visibility into our own customers’ end-customer demand causes us to experience sudden and unexpected fluctuations in our revenue, product mix, inventory levels and gross margins, and we expect these fluctuations to continue and potentially increase in frequency and severity. The limited visibility experienced by us and our customers is exacerbated during product transitions, where we must assess demand both for the new product being introduced and the existing product being replaced. During the three and nine months ended September 30, 2009, revenue in the retail channel declined approximately 23% and 32% compared to the three and nine months ended September 30, 2008, respectively, largely due to the global economic downturn. Although sales into the retail channel increased approximately 96% during the second quarter of 2009 compared to the first quarter of 2009 due, in part, to channel inventory replacement by our customers, sales in our retail channel declined during the third quarter of 2009 by 12% compared to the second quarter of 2009. We expect sales in the retail channel to increase slightly sequentially in the fourth quarter of 2009 due, in part, to channel inventory replacement by our customers, new product introductions and anticipated seasonal sales in the fourth quarter.

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

We sell our products worldwide through multiple channels that include distributors, independent sales representatives and direct sales. Our sales organization consists of sales professionals, technical sales support and field application engineering. Our independent distributors primarily receive discounts on our products for resale, and occasionally they earn commissions on the products sold directly to our OEMs or ODMs. For the three months ended September 30, 2009 and 2008, 83% and 77% of our revenue was from direct channels, respectively. For the nine months ended September 30, 2009 and 2008, 82% and 75% of our revenue was from direct channels, respectively.

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

In the third quarter of 2009, our operating expenses were $10.5 million, compared to $8.5 million in the second quarter of 2009 and $8.0 million in the third quarter of 2008. The increase in operating expenses in the third quarter of 2009 was primarily due to approximately $1.8 million in merger related expenses. In the remainder of 2009, we expect to hire additional employees to support our operations. As a result, we expect personnel costs to increase in the future as we increase the number of our full-time employees. The actual increase in costs will depend on the timing and compensation of new hires. In the fourth quarter of 2009, we expect a sequential increase in operating expenses compared to the third quarter of 2009 due to the anticipated increases in engineering program costs related to our next generation ICs and product feature enhancements, as well as increases in payroll for new hires, payroll taxes, and aggregate investment banking and legal fees and expenses in connection with our planned merger.

Proposed Merger with Atheros

On September 8, 2009, we entered into a definitive merger agreement with Atheros Communications, Inc. (Atheros) pursuant to which Atheros will acquire us in a stock and cash transaction. As a result of the merger, each outstanding share of our common stock will be automatically converted into the right to receive Atheros common stock and equivalents (including the assumption of our outstanding restricted stock units and stock options) representing between 45 and 55 percent of the total consideration in the merger and with the remainder being paid in cash, providing an overall value of $7.30 per share based on the five-day average closing price of Atheros as of September 4, 2009. Completion of the merger is subject to customary closing conditions, including approval of the merger by our stockholders. If the merger is not completed, under some circumstances, we may have to pay a termination fee to Atheros in the amount of $8.5 million.

For a description of our proposed merger with Atheros, please refer to the registration statement on Form S-4, and any amendments thereto, filed by Atheros with the SEC. The Form S-4 contains a proxy statement/prospectus and other documents concerning the proposed merger. The proxy statement/prospectus, as amended (when available), and other documents filed with the Securities and Exchange Commission (SEC) by Atheros and us in connection with the proposed merger are available at the SEC’s website at www.sec.gov. For additional information regarding potential risks and uncertainties associated with the proposed merger, please see Part I, Item 1A, Risk Factors below.

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

We also sell development tools to our customers to enable them to build their products around our ICs. Revenue from the sale of development tools was approximately $27,000 and $0.1 million for the three month periods ended September 30, 2009 and 2008, respectively. Revenue from the sale of development tools was approximately $0.1 million and $0.2 million for the nine month periods ended September 30, 2009 and 2008, respectively.

We sell our ICs directly to OEMs and service providers or indirectly through ODMs and distributors. Historically, a small number of customers have accounted for a substantial portion of our revenue and this concentration has been increasing. We anticipate that significant customer concentration will continue for the foreseeable future and may increase during the remainder of 2009. Our top five customers accounted for approximately 68% and 70% of our revenue for the nine months ended September 30, 2009 and 2008, respectively. The customers representing 10% or more of our revenue during the periods presented were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Free (Service Provider)	21%	18%	22%	19%
devolo AG (OEM)	15	20	21	19
Chenmtech Co Ltd (Distributor)	14	10	13	*
EchoStar (Service Provider)	13	*	*	*
Jabil Circuit India Pvt Ltd (ODM)	*	12	*	*
Lumax International Corporation (Distributor)	*	12	*	13

*	Denotes that a customer accounted for less than 10% of our revenue in a given period.

In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. However, we believe that several of our ODM customers produce products using our HomePlug 1.0 ICs for a single end-use customer, EchoStar Corporation (EchoStar). For the three months ended September 30, 2009 and 2008, we estimate that EchoStar’s direct purchases and indirect purchases through its various ODMs would have accounted for approximately 20% and 23% of our aggregate revenue, respectively. For the nine months ended September 30, 2009 and 2008, we estimate that EchoStar’s direct purchases and indirect purchases through its various ODMs would have accounted for approximately 12% and 17% of our aggregate revenue, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(in thousands, except percentages)
Asia	$7,804	39.1%	$9,683	48.1%	$20,394	38.6%	$25,211	46.2%
Europe	7,645	38.4	9,091	45.2	25,573	48.3	23,730	43.5
North America	4,484	22.5	1,338	6.7	6,940	13.1	5,607	10.3
Other	—	—	—	—	9	0.0	6	0.0

Total	$19,933	100.0%	$20,112	100.0%	$52,916	100.0%	$54,554	100.0%

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

Gross Profit

Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product sales mix, customer mix, manufacturing yields, wafer pricing, excess and obsolete inventory, pricing by competitors, subcontractors and suppliers and new product introductions. In the fourth quarter of 2009, we anticipate that our gross profit margins may be slightly lower compared to the third quarter of 2009 due to changes in product and customer mix. Among other factors, we expect demand for our lower margin HomePlug 1.0 ICs we sell to one of our service provider customers to increase significantly sequentially in the fourth quarter of 2009 in absolute dollars and as a percentage of our total product mix, which will negatively affect our gross profit margins. We expect that this negative impact may be partially offset by a further increase in the percentage of our total product mix attributable to our INT6400 HomePlug AV-based IC, which has an improved cost structure compared to our earlier generation HomePlug AV-based IC, the INT6300.

Research and Development

Research and development expense primarily consists of compensation and associated costs related to development employees and contractors, mask costs, prototype wafers, software and engineering development, software licenses, reference design development costs, development testing and evaluation, occupancy costs, travel, depreciation expense and stock-based compensation. All research and development costs are expensed as incurred.

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

We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products. Additionally, we expect these costs, as a percentage of revenue, to fluctuate from one period to another. Specifically, we expect our research and development expenses will increase for the fourth quarter of 2009 compared to the third quarter of 2009 as we plan to tape-out our next generation IC, focus resources on future designs and hire additional personnel.

Sales and Marketing

Sales and marketing expense relates primarily to compensation and associated costs for marketing, business development and selling personnel, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses, occupancy costs and stock-based compensation. We expect that sales and marketing expenses will be slightly higher in the fourth quarter of 2009 compared to the third quarter of 2009.

General and Administrative

General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, information systems, insurance, professional fees, occupancy costs, travel and stock-based compensation. We expect that general and administrative expenses will be significantly higher in the fourth quarter of 2009 compared to the third quarter of 2009, primarily due to investment banking and legal fees and expenses in connection with our planned merger.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income, interest expense and other expenses. Interest income consists of interest earned on cash, cash equivalents and short-term investments. Other expenses consist primarily of fees and expenses related to incorporation and franchise taxes, which exceeded our interest income in the three months ended September 30, 2009 due to higher than anticipated franchise taxes for 2009. We expect our total other income and expense to be unchanged in the fourth quarter of 2009, compared to the third quarter of 2009.

Provision for Income Taxes

During the three and nine months ended September 30, 2009, we recognized approximately $20,000 and $110,000 of income tax benefit, respectively, related to our Canadian subsidiary, which was fully offset by approximately $45,000 and partially offset by approximately $75,000, respectively, in U.S. Federal income tax expense. As of September 30, 2009, we had no accrued interest or any penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2009.

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

Consolidated Results of Operations

The following sets forth our selected consolidated statement of operations data expressed in thousands and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue
	(in thousands, except percentages)
Revenue	$19,933	100.0%	$20,112	100.0%	$52,916	100.0%	$54,554	100.0%

Cost of revenue	9,860	49.5	11,917	59.3	26,128	49.4	31,197	57.2

Gross profit	10,073	50.5	8,195	40.7	26,788	50.6	23,357	42.8

Cost of operations:
Research and development	4,423	22.2	4,038	20.1	12,011	22.7	12,417	22.7
Sales and marketing	2,042	10.2	1,979	9.8	6,611	12.5	6,253	11.5
General and administrative	4,003	20.1	2,010	10.0	8,334	15.7	6,281	11.5

Operating income (loss)	(395)	(2.0)	168	0.8	(168)	(0.3)	(1,594)	(2.9)

Other income (expense)
Interest income	37	0.2	283	1.4	130	0.2	978	1.8
Other expense	(46)	(0.2)	(31)	(0.1)	(94)	(0.2)	(94)	(0.2)

Total other income (expense)	(9)	0.0	252	1.3	36	0.0	884	1.6

Income (loss) before income taxes (benefit)	(404)	(2.0)	420	2.1	(132)	(0.3)	(710)	(1.3)
Income tax expense (benefit)	25	0.1	(61)	(0.3)	(35)	(0.1)	(4)	(0.0)

Net income (loss)	$(429)	(2.1)%	$481	2.4%	$(97)	(0.2)%	$(706)	(1.3)%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Revenue	$19,933	$20,112	(0.9)%	$52,916	$54,554	(3.0)%

Our revenue for the three and nine months ended September 30, 2009 was lower in both aggregate unit volume and absolute dollars compared to the corresponding periods in 2008. The decrease in revenue for the three month period was primarily due to the decrease in sales of our command and control ICs to $0.2 million for the three months ended September 30, 2009, compared to $0.6 million for the corresponding period in 2008, a 66.5% decrease. The decrease in revenue for our command and control ICs for the three months ended September 30, 2009 over the prior year period was primarily due to a 68.1% decrease in unit volumes, which was partially offset by a 5.0% increase in average selling prices. However, the sales of our HomePlug-based ICs increased to $19.7 million in the three months ended September 30, 2009 from $19.5 million in the corresponding period in 2008, a 1.3% increase. The increase in revenue for our HomePlug-based ICs for the three months ended September 30, 2009 over the prior year period was primarily due to a 1.5% increase in average selling prices due to product mix and a slight decline in unit volumes.

The decrease in revenue for the nine month period was primarily due to the decrease in sales of our command and control ICs to $0.5 million for the nine months ended September 30, 2009, compared to $1.9 million for the corresponding period in 2008, a 75.3% decrease. The decrease in revenue for our command and control ICs for the nine months ended September 30, 2009 over the prior year period was primarily due to a 76.3% decrease in unit volumes, which was partially offset by a 4.0% increase in average selling prices. In addition, the sales of our HomePlug-based ICs decreased to $52.4 million in the nine months ended September 30, 2009 from $52.5 million in the corresponding period in 2008, a 0.2% decrease. The decrease in revenue for our HomePlug-based ICs for the nine months ended September 30, 2009 over the prior year period was primarily due to a 3.0% decrease in unit volumes, which was partially offset by a 2.8% increase in average selling prices due to product mix.

Sales to our top customers varied for the three and nine months ended September 30, 2009 and 2008. There are a number of factors that influence the percent of sales to our top customers. These factors include, among others, changes in product and customer mix, transitions to newer products, market acceptance of our products, changes in our customers’ end-customer demand and our customers’ inability to predict accurately their end-customer demand, delays in customer programs using our ICs and our efforts to improve our sales channel. Examples of these trends include:

•

End Customer Demand. The volume of our sales to ODM customers is dependent, in part, on the demand from their end customers and their ability to accurately predict such demand. For example, our sales of HomePlug 1.0 ICs to several ODM customers fluctuate as their customer, EchoStar, makes unexpected changes to its product requirements or alternates the ODM building its product. We estimate that direct sales to EchoStar and indirect sales through its various ODMs for the three months ended September 30, 2009 increased by approximately 174% compared to the three months ended June 30, 2009 and decreased by approximately 16% compared to the three months ended September 30, 2008. Also, for the three months ended September 30, 2009, sales to devolo AG decreased as a percentage of revenue to 15% from 24% for the three months ended June 30, 2009 and 20% for the three months ended September 30, 2008, primarily as a result of decreased demand from its end customers. These changes in end customer demand also affect our product and customer mix.

•

Product and Customer Mix. Sales of our HomePlug-based ICs were $19.7 million for the three months ended September 30, 2009 compared to $19.5 million for the three months ended September 30, 2008 and $17.4 million for the three months ended June 30, 2009. Sales of our command and control ICs were $0.2 million for the three months ended September 30, 2009 compared to $0.6 million for the three months ended September 30, 2008 and $0.1 million for the three months ended June 30, 2009. The sequential increase in sales of our HomePlug-based ICs in the three months ended September 30, 2009 was primarily the result of the increased sales of our HomePlug 1.0 ICs described above, as well as increased demand in our service provider and Ethernet-over-Coax business in China. These increases were offset, in part, by decreased sales in the retail channel for the three months ended September 30, 2009 compared to the three months ended June 30, 2009. The sequential increase in sales of our command and control ICs were primarily the result of increased unit demand for these ICs for the three months ended September 30, 2009.

•

Sales Channel Improvements. From time to time, we make changes in our sales channel relationships. For example, Chenmtech Co Ltd, which individually accounted for 14% of our revenue for the three months ended September 30, 2009, purchases some product previously sold to other distributors.

We continue to expect variations in our top customers as a result of these and other trends, including the global economic downturn.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Cost of Revenue	$9,860	$11,917	(17.3)%	$26,128	$31,197	(16.2)%
Percent of revenue	49.5%	59.3%		49.4%	57.2%

The decrease in cost of revenue during the three and nine months ended September 30, 2009, compared to the corresponding periods in 2008, was primarily due to a decrease in unit sales of our HomePlug 1.0 ICs as well as a second sourcing of our HomePlug 1.0 with Turbo ICs and supply chain and product design efficiencies. Our expenses for purchasing and production planning personnel and related expenses were approximately $0.1 million for each of the three month periods ended September 30, 2009 and 2008. In addition, our expenses for licensing third-party technologies were approximately $0.3 million for each of the three month periods ended September 30, 2009 and 2008.

Our expenses for purchasing and production planning personnel and related expenses were approximately $0.4 million for each of the nine month periods ended September 30, 2009 and 2008. In addition, our expenses for licensing third-party technologies were approximately $0.9 million for each of the nine month periods ended September 30, 2009 and 2008.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Gross Profit	$10,073	$8,195	22.9%	$26,788	$23,357	14.7%
Percent of revenue	50.5%	40.7%		50.6%	42.8%

Gross profit as a percentage of revenue increased in the three and nine months ended September 30, 2009, compared to the corresponding periods in 2008, primarily due to a decrease in unit sales of our HomePlug 1.0 ICs, and a shift in product mix towards our lower cost 65 nanometer HomePlug AV ICs and HomePlug 1.0 with Turbo ICs, as well as decreases in the average unit costs of our HomePlug-based ICs resulting from supply chain and product design efficiencies.

Gross profit margins improved in the three months ended September 30, 2009, compared to the corresponding period in 2008, primarily due to decreases in the average unit costs of our HomePlug-based ICs of 16.8% and an increase in average selling prices for our HomePlug-based ICs of 1.5%. In addition, the average unit costs for our command and control ICs decreased approximately 6.2%, and our average selling prices for our command and control ICs increased 5.0% for the three months ended September 30, 2009, compared to the corresponding period in 2008. In addition, expenses for our purchasing and production planning personnel were a slightly higher percentage of our revenue in the three months ended September 30, 2009 compared to the corresponding period in 2008.

Gross profit margins improved in the nine months ended September 30, 2009, compared to the corresponding period in 2008, primarily due to decreases in the average unit costs of our HomePlug-based ICs of 13.1% and an increase in average selling prices for our HomePlug-based ICs of 2.8%. In addition, the average selling prices for our command and control ICs increased 4.0% for the nine months ended September 30, 2009, compared to the corresponding period in 2008, which was partially offset by an increase in the average unit costs for our command and control ICs of approximately 1.5%. In addition, expenses for our purchasing and production planning personnel were a slightly higher percentage of our revenue in the nine months ended September 30, 2009 compared to the corresponding period in 2008.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Research and Development	$4,423	$4,038	9.5%	$12,011	$12,417	(3.3)%
Percent of revenue	22.2%	20.1%		22.7%	22.7%

The increase in research and development expenses for the three months ended September 30, 2009, compared to the corresponding period in 2008, was primarily due to increased compensation-related and new hire expenses of $0.3 million.

The decrease in research and development expenses for the nine months ended September 30, 2009, compared to the corresponding period in 2008, was primarily due to a decrease in engineering related expenses of $0.7 million, primarily for the design and development of our 65 nanometer HomePlug AV-based IC which was introduced in October 2008, which was partially offset by increased compensation-related and new hire expenses of $0.3 million.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Sales and Marketing	$2,042	$1,979	3.2%	$6,611	$6,253	5.7%
Percent of revenue	10.2%	9.8%		12.5%	11.5%

The slight increase in sales and marketing expenses for the three months ended September 30, 2009, compared to the corresponding period in 2008, was primarily due to increased compensation-related and new hire expenses of $0.1 million.

The increase in sales and marketing expenses for the nine months ended September 30, 2009, compared to the corresponding period in 2008, was primarily due to increased tradeshow and other marketing related expenses of $0.4 million.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
General and Administrative	$4,003	$2,010	99.2%	$8,334	$6,281	32.7%
Percent of revenue	20.1%	10.0%		15.7%	11.5%

The increase in general and administrative expenses for the three months ended September 30, 2009, compared to the corresponding period in 2008, was primarily due to merger related expenses of approximately $1.8 million and increased compensation related expenses of $0.1 million.

The increase in general and administrative expenses for the nine months ended September 30, 2009, compared to the corresponding period in 2008, was primarily due to merger related expenses of approximately $1.8 million, increased compensation related expenses of $0.3 million and occupancy related expenses of $0.2 million, which were partially offset by decreased professional fees of $0.2 million.

Total Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Total Other Income (Expense)	$(9)	$252	(103.6)%	$36	$884	(95.9%)
Percent of revenue	0.0%	1.3%		0.0%	1.6%

The decrease in other income for the three and nine months ended September 30, 2009, compared to the corresponding periods in 2008, was primarily due to a decrease in interest income resulting from reduced interest rates on our invested cash, cash equivalents and short-term investments.

Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(in thousands, except percentages)
Income Tax Expense (Benefit)	$25	$(61)	141.0%	$(35)	$(4)	775.0%
Percent of revenue	0.1%	(0.3)%		(0.1)%	(0.0)%

The income tax expense for the three months ended September 30, 2009 comprises U.S. Federal income tax expense of approximately $45,000 which was partially offset by net income tax credits attributable to our Canadian subsidiary of approximately $20,000. The income tax benefit for the nine months ended September 30, 2009 comprises net income tax credits attributable to our Canadian subsidiary of approximately $110,000, which was partially offset by U.S. Federal income tax expense of approximately $75,000.

The income tax benefit for the three and nine months ended September 30, 2008 comprises net income tax credits attributable to our Canadian subsidiary of approximately $61,000 and $4,000, respectively. There was no U.S. Federal income tax credit or expense for either period.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$7,885	$200
Net cash (used in) investing activities	(18,077)	(39,037)
Net cash provided by financing activities	102	5,554

Net decrease in cash and equivalents	$(10,090)	$(33,283)

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

As of September 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $62.3 million, an increase of $6.7 million compared to $55.6 million as of December 31, 2008. Our cash, cash equivalents and short-term investment balances are primarily the result of net proceeds of $44.5 million, after deducting underwriting discounts, commissions and other offering costs, from our initial public offering in December 2007 and from the exercise of the underwriter’s over-allotment option to purchase additional shares of our common stock in January 2008.

In the event our proposed merger with Atheros is not completed, the merger agreement requires us to pay Atheros a termination fee in the amount of $8.5 million if the merger agreement is terminated under specified circumstances, including if an alternative transaction is entered into or completed under certain circumstances.

Operating Activities

Our cash flows provided by operating activities are significantly influenced by our investments in personnel and infrastructure intended to position our business for the future, sales made to customers, increases in the number of customers using our products and the amount and timing of payments made by these customers and payments made by us to our vendors.

During the nine months ended September 30, 2009, our operating activities provided approximately $7.9 million of net cash. Cash provided by operating activities for the nine months ended September 30, 2009 resulted primarily from a decrease of $1.7 million in inventory, a decrease of $0.3 million in accounts receivable related to the timing of customer payments, an increase of $3.3 million in accounts payable and accrued expenses related to the timing of payments to vendors, non-cash expenses for stock-based compensation of $1.7 million, non-cash depreciation, accretion and amortization of $0.9 million, the receipt of $0.3 million in income tax refunds and an increase of $0.2 million in deferred income. These increases in cash were partially offset by an increase of $0.4 million in prepaid expenses and other assets and a net loss of $0.1 million.

During the nine months ended September 30, 2008, our operating activities provided approximately $0.2 million of net cash. Cash provided by operating activities for the nine months ended September 30, 2008 resulted primarily from an increase of $3.8 million in accounts payable and accrued expenses related to the timing of payments to vendors, non-cash expenses for stock-based compensation of $1.3 million, non-cash depreciation, accretion and amortization of $0.7 million and the receipt of income tax refunds and a decrease in prepaid expenses and other assets of $0.1 million. These increases in cash were partially offset by an increase of $3.3 million in accounts receivable related to the timing of customer payments, an increase of $1.7 million in inventory and a net loss of $0.7 million.

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

During the nine months ended September 30, 2009, we used approximately $18.1 million of net cash in investing activities, primarily for the purchase of short-term investments of $49.4 million, which was partially offset by the proceeds from the maturity of short-term investments of $32.8 million. The remaining $1.5 million was used to purchase property and equipment, as well as for the development of intangible assets. During the nine months ended September 30, 2008, we used approximately $39.0 million of net cash in investing activities, primarily for the purchase of short-term investments of $37.5 million. The remaining $1.5 million was used to purchase property and equipment as well as for the purchase or development of intangible assets.

Financing Activities

During the nine months ended September 30, 2009, employees’ exercises of stock options provided approximately $0.1 million of net cash.

During the nine months ended September 30, 2008, we raised $5.6 million in net proceeds, after deducting underwriting discounts and commissions of $0.4 million and other offering costs of $0.1 million, from the exercise of the underwriter’s over-allotment option subsequent to our initial public offering in December 2007.

Off Balance Sheet Arrangements

We do not have any special purpose entities, and, other than operating leases as described below, we had no off-balance sheet financing arrangements as of September 30, 2009 or 2008.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of September 30, 2009 that is fixed and determinable.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$4,536	$1,490	$1,746	$791	$509
Purchase obligations	7,664	7,664	—	—	—

Total	$12,200	$9,154	$1,746	$791	$509

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, we adopted FASB ASC 805, Business Combinations (ASC 805). ACS 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of ASC 805 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations - Identifiable Assets and Liabilities, and Any Noncontrolling Interest (ASC 805-20). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective January 1, 2008, we adopted FASB ASC 820-10, Fair Value Measurements and Disclosures—Overall (ASC 820-10), with respect to our financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations (ASC 820-10-55). The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to ASC 320-10-65, if OTTI had been determined to exist, we would have recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under ASC 320-10-65, if OTTI has been incurred, and it is more-likely-than-not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors would be recognized in accumulated other comprehensive income (AOCI). The total OTTI, which would include both credit and non-credit losses, would be presented gross in our statements of operations and would be reduced by the non-credit loss amount of the total OTTI recognized in AOCI. There was no initial effect of our adoption of ASC 320-10-65 on April 1, 2009 as we have no securities that have previously been or are currently deemed as other-than-temporarily impaired.

Effective April 1, 2009, we adopted ASC 820-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date of Information (ASC 820-10-65). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Interim Reporting – Overall (ASC 270-10), to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on our financial position, results of operations, cash flows or disclosures. See Note 2 for additional disclosures included in accordance with ASC 825-10-65.

Effective January 1, 2009, we adopted FASB ASC 350-30, Intangibles – Goodwill and Other - General Intangibles other than Goodwill (ASC 350-30) which amends the guidance in ASC 350, Intangibles – Goodwill and Other (ASC 350) about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under ASC 350. ASC 350-30 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of ASC 350-30 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events - Overall (ASC 855-10). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on our financial position, consolidated results of operations, cash flows or disclosures.

Effective July 1, 2009, we adopted FASB ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10 pertaining to the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level one fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The primary objectives of our investment activities, in order of importance, are to preserve principal, provide liquidity, seek diversification and maximize income without significantly increasing risk. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of September 30, 2009, our cash reserves were maintained primarily in U.S Treasury and U.S. Federal Home Loan Bank System obligations, money market investment accounts and bank deposit accounts totaling $62.3 million. Our investment policy requires that all securities mature in one year or less, with a weighted average maturity of no longer than nine months.

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and payments made under our contracts and purchase orders with third-party manufacturers are denominated in U.S. dollars and are not subject to exchange rate fluctuations. As of September 30, 2009, we have not experienced material gains or losses as a result of transactions denominated in foreign currencies.

We have operating expenses in foreign currencies, predominantly Canadian dollars, but also Pounds Sterling and Euros that are converted to U.S. dollars for financial reporting. If these foreign currencies strengthen against the U.S. dollar, this increases our reported operating expenses. These currencies weakened against the U.S. dollar for the first nine months of 2009 compared to the year ago period. As a result, our operating expenses were approximately $0.8 million lower during the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008. In addition, these currencies began strengthening against the U.S. dollar in June 2009. As a result, our operating expenses would have been approximately $0.1 million lower during the three month period ended September 30, 2009 had currencies remained at the June 2009 exchange rates.

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

Prior to filing this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation described in this Item 4 that occurred during our third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that could potentially adversely affect our business are set forth below. These risk factors include any material changes to and supersede the description of our risk factors associated with our business previously set forth in

Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. For information regarding potential risks and uncertainties associated with our proposed merger with Atheros in addition to those described below, including risks and uncertainties to which the combined company may be subject following the merger, please see the registration statement on Form S-4 filed by Atheros with the SEC, and any amendments thereto.

Risk Factors Relating to the Merger with Atheros

Failure to complete our planned merger with Atheros could materially and adversely affect our stock price, business and results of operations.

We entered into a definitive merger agreement with Atheros on September 8, 2009. Completion of the merger is subject to customary closing conditions, including approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed for any reason, we will be subject to risks, including the following:

•

we may not realize any or all of the potential benefits of the merger, including any potential synergies that could result from combining the financial, technical and manufacturing resources of Atheros and us;

•	we may be required to pay Atheros a termination fee of $8.5 million if the merger agreement is terminated under certain circumstances;

•

at the time the definitive agreement was announced, the total consideration per share offered by Atheros in the merger represented a premium to the trading price of our common stock; accordingly, the current market price of our common stock may reflect this takeover premium as well as a market assumption that the merger will occur, and a failure to complete the merger could result in a sudden and significant decline in the market price of our common stock and a negative perception by the market of our company generally;

•

we have incurred substantial transaction costs relating to the merger (including significant legal, accounting and financial advisory fees) and expect to incur additional such costs, and these substantial costs (other than certain additional investment banking fees payable only upon consummation of the merger) are payable by us whether or not the merger is completed;

•

our failure to complete the merger could be viewed negatively by our customers and could provide marketing advantages to our competitors, any of which could have an adverse effect on our revenues and results of operations;

•

the substantial commitment of time made by our management and employees related to the merger (including integration planning) would provide no benefits and could otherwise have been devoted to other opportunities that might have been beneficial;

•	the diversion of management time related to the termination of the merger could also adversely affect our results of operation and lead to the loss of important customers;

•

our employees and contractors who will not be offered continuing work with Atheros after the merger, including those who may be offered positions only on a transitional basis, may decide to terminate their employment or contractor roles before the expected merger closing date, causing us to lose our relationship with those employees or contractors even though the merger does not occur;

•	Atheros could potentially use information learned during due diligence and integration planning related to the merger to compete with us;

•

our proposed merger may be viewed negatively by our suppliers and could result in us receiving lower priorities for the supply of product in general and for the supply of wafers for our ICs specifically due to the recent tightening of wafer fabrication capacity, which could result in supply shortages for our customers;

•	we would continue to face the risks that we currently face as an independent company, as further described below; and

•

any operational investments that we may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement.

If the merger is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price. In addition, we would not realize any of the expected benefits of having completed the merger.

The announcement of our proposed acquisition, and uncertainties associated with the merger, may cause a material disruption to our business, including diversion of management’s time and attention and delays in customer orders or loss of customers and suppliers, which could adversely affect our results of operations and our stock price.

The announcement of our proposed transaction with Atheros could cause a material disruption to our business. For example, the announcement of the pending merger may lead to uncertainty for our employees, customers and suppliers which could divert the attention of our management and employees from day-to-day operations and cause our current and potential customers, suppliers or distributors to cancel orders, delay or defer decisions concerning their purchase or use of our products, or seek to modify or terminate existing agreements with us. In particular, prospective customers could be reluctant to purchase our products due to uncertainty about the direction of the combined company’s product offerings following the merger and the combined company’s willingness to support and service existing products. Current and prospective customers may also be reluctant to incorporate our technology into future product designs, which would adversely affect our design wins and future revenues. Our businesses and operations may also be harmed to the extent that customers and others believe that the combined company cannot effectively compete in the marketplace without the transaction, or there is employee uncertainty surrounding the future direction of our product and service offerings and our strategy on a standalone basis. To the extent that the proposed merger creates uncertainty among our current and potential customers such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned merger, our results of operations would be adversely affected. As we receive a substantial portion of our revenue from a limited number of customers, we may be subject to a greater risk of customer uncertainty and loss of revenue as a result of the announcement of the merger. Further, we may be required to offer our customers assurances to address their uncertainty about the direction of the combined company’s product and related support offerings, which may require us to incur additional obligations. The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price, and if the proposed merger with Atheros is not consummated, we may be at a disadvantage to our competitors.

The merger agreement limits our ability to pursue alternatives to the merger and could negatively impact our stock price if the merger agreement is terminated in certain circumstances.

The merger agreement contains provisions that make it more difficult for us to sell our business to a party other than Atheros. Pursuant to these provisions, we are prohibited from soliciting any acquisition proposal or offer for a competing transaction and we are required to pay a termination fee of $8.5 million if the merger agreement is terminated in specified circumstances after we receive an alternative proposal or offer, including if an alternative transaction is entered into or completed under certain circumstances. Covenants in the merger agreement also impede our ability to complete other transactions that are not in the ordinary course of business but that could be favorable to our stockholders. Atheros required that we agree to these provisions as a condition to Atheros’ willingness to enter into the merger agreement. These restrictions could discourage a potential third party from considering or proposing an acquisition of all or a significant part of us, even if that party were prepared to pay consideration with a higher per share market price than the current proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. In the event the merger is terminated by Atheros or us, the trading price of our stock may decline.

The merger agreement with Atheros imposes certain restrictions on our activities until the closing.

The merger agreement with Atheros limits certain of our activities that are considered other than in the ordinary course of business inconsistent with past practice, including but not limited to granting options to employees, incurring indebtedness above certain limits, renewing or entering into certain new contracts, and paying or discharging certain obligations.

The portion of the merger consideration to be paid in Atheros common stock will not be adjusted in the event the value of Atheros common stock declines before the merger is completed. As a result, the value of the shares of Atheros common stock at the time that our stockholders receive them could be less than the value of those shares at the time we entered into the definitive agreement or today.

The number of shares of Atheros common stock that our stockholders may receive in the merger is fixed even though the stock price of Atheros may increase or decrease. The merger consideration will not be adjusted as a result of any change in the market price of Atheros common stock between the date we entered the merger agreement and the date that our stockholders receive shares of Atheros common stock in the merger. The market price of Atheros common stock will likely be different, and may be lower, on the date our stockholders receive their shares of Atheros common stock than the market price of shares of Atheros common stock when we entered into the merger agreement. Differences in Atheros’ stock price may be the result of changes in the business, operations or prospects of Atheros, market reactions to the proposed merger, general market and economic conditions or other factors. Neither we nor Atheros are permitted to terminate the merger agreement because of changes in the market prices of our respective common stock.

Risks Related to Our Business and Industry

We have incurred substantial losses in the past, and we may incur additional future losses.

Prior to the quarter ended September 30, 2008, we sustained losses and did not achieve profitability under U.S. GAAP for any fiscal quarter or year. For the nine months ended September 30, 2009 and 2008, we incurred net losses of $0.1 million and $0.7 million, respectively. Our accumulated deficit as of September 30, 2009 was $135.8 million. We may continue to incur operating losses in the future due to a number of factors, including lower revenues and gross margins, increased expenses related to product development and hiring personnel for sales, marketing and research and development, and public company expenses. We have incurred, and if we fail to complete our planned merger with Atheros, we will continue to incur, substantial additional costs related to being a public company that we did not incur as a private company. If our revenue and gross margins decline or fail to grow, or if we fail to manage our expenses, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Economic conditions may adversely affect our revenue, inventory levels, gross margins and results of operations.

The adverse conditions in the global economy may result in reduced spending, constrained credit, reluctance to adopt new technology, and loss of consumer and business confidence. Any of these factors could lead to decreased or delayed purchases of products containing our ICs by our customers, including our retail, service provider, commercial and utility customers. For example, for the quarter ended September 30, 2009, sales in our retail channel, which represented approximately 29% of our total revenue, were 23% below the prior year quarter. In addition, while sales in the retail channel decreased sequentially during the third quarter of 2009, we expect sales in the retail channel to increase slightly in the fourth quarter of 2009 over the third quarter of 2009.

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

Historically, our operating results have fluctuated and are likely to fluctuate from quarter-to-quarter in the future. These fluctuations are due to a number of factors, including:

•	the level of and fluctuations in demand for our ICs by our customers and our associated revenue, as well as fluctuations in the available supply of ICs from our competitors;

•	the product mix and related gross margins of our sales;

•	the introduction of new products and product features by us and by our competitors and the success or failure of such product offerings to achieve customer acceptance;

•	the timing and amount of our research and development expenditures;

•	delays or other problems in the introduction of our new products, the emergence of new markets, or the acceptance of our products in those markets;

•	the complexity, length and unpredictability of our sales cycle;

•	the availability and pricing of third-party products and services, including commodities used to manufacture, test and assemble our ICs;

•	the highly cyclical nature of the semiconductor industry;

•	general economic conditions, including adverse conditions in the financial and credit markets; and

•

the amount of the costs, fees and expenses and charges related to our proposed transaction with Atheros, including the possibility that the merger agreement may be terminated under circumstances that require us to pay Atheros a termination fee of up to $8.5 million.

As a result, it is difficult for us to accurately forecast our revenue and results of operations on a quarterly basis, and you should not rely upon quarter-to-quarter or year-over-year comparisons to predict our future financial performance. These factors could be exacerbated by the current economic downturn and by increased competition, rapidly changing technology and evolving and competing industry standards. If we fail to meet investors’ or analysts’ expectations or if our operating results are below guidance that we may provide to the market, our stock price could decline, rapidly and without notice.

We are subject to order and shipment uncertainties, and differences in our estimates of customer demand and product mix from actual results could negatively impact our inventory levels, sales and operating results.

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. We historically have not experienced significant backlog of customer orders for our ICs. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into the future customer demand and product mix that our customers will require, including the extent to which our customers’ requirements may be affected by the current adverse conditions in the global economy, by new products introduced by us or our competitors, or as a result of our proposed merger with Atheros. In the past, we have been subject to significant variations in orders from our customers, with orders, including large orders, followed by periods of limited demand from such customers. Our visibility into customer demand is particularly limited for new markets with respect to which we have limited or no experience and for customers to whom we do not sell to directly. Some of these indirect customers account for a material portion of our revenue. Such limited visibility could adversely affect our revenue forecasts and gross margins, particularly in the event a large customer, a group of customers serving the same indirect customer, or a large number of smaller customers were to delay or cancel orders or shift their future business to one of our competitors. We may also be subject to greater revenue and gross margin volatility due to our customer concentration, which has been increasing. Moreover, many of our customers have difficulty accurately forecasting their own product requirements and customer demand, as well as difficulty accurately estimating the timing of their new product and service rollouts and those of their customers (which ultimately affects their demand for our ICs). The limited visibility experienced by us and our customers is exacerbated during product transitions, where we must assess demand both for the new product being introduced and the existing product being replaced. Historically, because of the limited visibility experienced by us and our customers, our actual results have been different from our forecasts of customer demand, and some of these differences have been sudden and material, leading to excess inventory or product shortages and revenue and gross margin results below those forecast by us. Given our relatively fixed operating costs, adjustments to our expenditures to account for lower revenue can be difficult to implement and take time, resulting in additional operating losses. Such differences in actual results from forecasts may occur in the future, and the adverse impact of these differences could grow if we are successful in selling a much larger number of ICs to some customers. In addition, the rapid progress of innovation and competition in our industry, with a corresponding adverse effect on revenues and operating results, could cause us to lose business and render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in lower selling prices, unexpected expenses or increases in our reserves that would adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, potentially lose market share and damage our customer relationships and our reputation in the industry.

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

Our revenue grew to $19.9 million for the third quarter of 2009 from $17.5 million for the second quarter of 2009. In addition, our operating expenses increased to $10.5 million for the third quarter of 2009 from $8.5 million for the second quarter of 2009, primarily due to expenses of approximately $1.8 million related to our proposed merger with Atheros. Historically, we have experienced periods of significant growth and expansion. Such historic growth has placed, and any future growth will continue to place, a significant strain on our management, personnel, systems and financial resources. We anticipate that we will continue to expand our workforce and increase our operating expenses through internal growth as well as through potential acquisitions. If we expand our business too rapidly in anticipation of increased demand for our products and this demand does not materialize at the rate we expect, our inventory levels could be negatively impacted, the rate of our increased operating expenses could exceed our revenue growth, and we could incur operating losses. If we are unable to manage future growth, if any, effectively, we may not be able to take advantage of market opportunities, develop new or enhanced products, satisfy customer requirements, execute our business plan, or respond to competitive pressures, and our business could be harmed.

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

As several technologies enable communications for high-bandwidth home networking applications, we compete with suppliers of ICs based on powerline, other wireline and wireless technologies. Our primary powerline competitors for HomePlug 1.0 ICs include Arkados Group Inc., Conexant Systems, Inc., and Maxim Integrated Products Inc. In addition, Gigle Semiconductor released its first HomePlug AV-based IC during the second quarter of 2009, using a design with a proprietary second frequency band that is designed to deliver a higher PHY rate than HomePlug AV. We also compete with Design of Systems on Silicon (DS2) and Panasonic, which build IC’s based on incompatible non-HomePlug powerline communications technologies. Because they use different technologies but share the same electrical wire, powerline communications solutions based on different standards do not interoperate and will cause interference that will prevent the systems from coexisting effectively. We also expect to have additional HomePlug powerline competition this year from several new competitors, including CopperGate Communications, Ltd., which recently announced a HomePlug AV-based IC as well as a pending agreement to be acquired by Sigma Designs, and STMicroelectronics, which in October 2008 announced an agreement with Arkados Group, Inc. to develop and manufacture a HomePlug AV-based system-on-a-chip, which is expected to interoperate with HomePlug 1.0 devices. In addition, we expect to have increased powerline competition this year from Spidcom Technologies S.A., which has announced a HomePlug AV-based system-on-a-chip, and Xeline Co., Ltd. We compete or expect to compete with most of these companies in our digital home, commercial and utility markets and in the use of powerline communications technology over coaxial cable and telephone wiring as well as powerlines. We expect the products from our HomePlug AV competitors will include features not offered by us. We also face competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Atheros Communication, Inc., Broadcom Corporation, CopperGate Communications, Ltd., Entropic

Communications, Inc., Intel Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corp. and Texas Instruments Incorporated. Any of these companies as well as others could also decide to offer powerline communications ICs in the future. We also face competition from companies that provide enabling technology for applications related to the management of electrical distribution systems that can be monitored or managed remotely, known as smart grid, and the use of powerline technology to provide Internet access to homes over neighborhood powerlines, known as broadband over powerline. Our primary competitor for sales of broadband ICs for utility applications is DS2. We also face competition from systems providers and manufacturers of narrow band ICs who have developed proprietary utility communications technology including fixed wireless over private and public networks, in-home wireless, powerline, other wireline and hybrid networks that utilize wireless, powerline and/or other wireline technologies. These competitors include Cellnet Technology, Inc., Echelon Corporation, Ember Corporation, Esco Corporation, Freescale Semiconductor, Maxim Integrated Products, Inc., Sigma Designs, Texas Instruments and Yitran. We expect to face competition from new and emerging companies that may enter our existing or future markets. We may also face increased competition in the event of industry consolidation from companies that acquire, or enter into licensing arrangements or strategic alliances with, our competitors. These companies may have financial, sales, marketing, manufacturing, distribution, technical and other resources that exceed our own. Because substantial time, expense and technology are required to design, manufacture and bring to market a new or modified IC, our ability to compete with the products or product features offered by our competitors may be delayed or limited, and we may be unable to do so.

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

Our markets are characterized by rapidly changing technology, evolving and competing industry standards, changing customer needs and intense competition. Our future success will depend on our ability to anticipate and adapt to changes in technology, standards, customer demand and competing products in a timely and cost-effective manner, particularly by developing and introducing new products and product enhancements that offer increased performance and a lower total solution cost to the customer. Our product development efforts, including those for our HomePlug AV-based ICs, are time-consuming and require substantial research and development expense. Our research and development expenses were approximately $4.4 and $12.0 million in the three and nine months ended September 30, 2009. If we have not made, or in the future do not make, adequate investments in research and development, sales and marketing and customer support, or if we do not have sufficient resources to do so, we may be unable to develop and introduce new or enhanced products, or identify and make technological advances, as necessary to be competitive and grow our business. In the future, it may be necessary for us to acquire complementary technologies, licenses and designs to create new and enhanced products and to be able to integrate our IC designs or technology into system-on-a-chip devices. There can be no assurance that we will be successful in developing or acquiring new products or product enhancements, that our new and/or enhanced products will be introduced before our competitors’ new releases, that our products will meet market requirements, or that we will achieve an acceptable return on our research and development investment.

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

We depend upon a small number of customers for a significant portion of our revenue, and the loss of, or significant delay, reduction, or cancellation in sales to, any one of these customers, including as a result of our proposed merger with Atheros, could adversely affect our operations and financial condition.

We have derived a significant portion of our revenue from a small number of OEM, ODM and distributor customers, and our customer concentration has increased since 2008. We expect such customer concentration to continue for the foreseeable future. In the three months ended September 30, 2009, Free, a service provider; devolo AG, an OEM; Chenmtech Co Ltd, a distributor; and EchoStar, a service provider, accounted for approximately 21%, 15%, 14% and 13% of total revenue, respectively. In general, we are not able to track the amount of our product sold by our OEM, ODM and distributor customers to their ultimate end-use customers. We are also less able to accurately forecast our revenues for such indirect customers, and their revenues are subject to greater uncertainty and therefore greater volatility. In addition, we are also exposed to certain customer concentration risk for our indirect customers. For example, we believe that several of our ODM customers produce products using our ICs for EchoStar. For the three months ended September 30, 2009 and 2008, we estimate that EchoStar’s direct purchases and its indirect purchases through its various ODMs of our HomePlug 1.0 ICs would have accounted for approximately 20% and 23% of our aggregate revenue, respectively. Our aggregate customer concentration may increase in future periods if we are successful in adding new customers who buy our ICs in substantially higher volumes than our existing customers. In addition, the percentage of revenue accounted for by one or more of our customers could increase if our total revenue were to decline. The loss of any large customer, a significant reduction in sales we make to them, any delay or cancellation of orders they have made with us, any failure to pay for the products we have shipped to them, any return of products previously sold to them due to manufacturing defects or any shift of their future business to one of our competitors could materially and adversely affect our results of operations and financial condition. Increased customer concentration may also adversely impact our gross margins in the event of large purchases of our lower margin products. We may not be able to maintain, increase or accurately forecast sales of our products to these customers for a number of reasons, including, but not limited to, the following:

•	our customers typically purchase from us based on a purchase order rather than an agreement that requires them to purchase minimum quantities of our products;

•	our customers can stop incorporating our products into their own products with limited notice to us and with little or no penalty;

•	our customers and our customers’ customers may be unable to forecast the demand for their products;

•	our customers and our customers’ customers may experience delays in rolling out new products and services that use our ICs;

•	our customers may use our competitors’ products instead of ours;

•	our customers may be unsuccessful in selling the products that use our ICs;

•	we may be unsuccessful in providing the ICs or customer enablement support that our customers require to meet their volume targets;

•	we may be unable to develop new products or product enhancements that are desirable to our customers at competitive prices and on the schedule they require; or

•

our customers and our customers’ customers may delay or defer decisions concerning their purchase of our products in response to the proposed merger with Atheros or due to the diversion of management’s attention as a result of the merger.

HomePlug powerline communications solutions for our digital home, utility and commercial markets may not gain widespread acceptance, which could materially adversely affect our business.

During the three months ended September 30, 2009, approximately 99% of our revenue was derived from the sale of HomePlug-based ICs. Our HomePlug-based ICs are primarily used in retail and service provider-specified applications for home connectivity, which is the sharing and moving of content among home gateways, personal computers and other consumer electronics products in the home. The home connectivity market is currently dominated by wired Ethernet and wireless (Wi-Fi) local area network (LAN) technologies. The powerline communications and networking market is relatively new and lacks broad consumer market awareness and acceptance. Powerline communications generally, and the HomePlug standards in particular, face competition from other wireline communications technologies as well as Ethernet and wireless technologies. Among the competing technologies, including coaxial cable, Ethernet, phone line, wireless and non-HomePlug powerline, many are actively supported by larger companies and by various global and regional industry and standards development organization (SDO) alliances, and some offer performance and features that HomePlug powerline communications products cannot provide. Some of these competing communications technologies have a longer history of availability and stronger industry alliance support and have become integrated within products offered by service providers, electric utilities and technology leaders in the personal computer and consumer electronics markets, and therefore have gained greater market acceptance and have the benefit of higher economies of scale associated with larger product volumes. Leading semiconductor companies continue to invest heavily in promoting and improving wireless technologies, particularly Wi-Fi LAN. To help advance the establishment of the HomePlug standards and accelerate the growth and adoption of our HomePlug-based products, we endeavor to develop formal and informal relationships with technology leaders in the personal computer, consumer electronics, service provider and utility markets. If we are unable to establish and maintain these relationships and these technology leaders fail to promote the advantages of the HomePlug standards and our HomePlug-based ICs, or if competing technologies or standards such as wireless, coaxial cable, Ethernet, or non-HomePlug powerline provide better performance at a more competitive price than we can offer, our solutions could fail to achieve widespread market adoption. If HomePlug powerline communications technology generally, and our HomePlug-based ICs specifically, do not achieve widespread market acceptance in the digital home, utility or commercial markets, there may be less demand or no demand for some of our products, causing our business to suffer and our stock price to decline.

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

We derive a substantial portion of our revenue from the sale of our ICs for use in adapters that enable communication across existing powerlines in the home. We are working to increase the portion of our revenue that is derived from selling ICs that are embedded into consumer electronics and service provider products, such as broadband gateways, internet protocol and other video set-top boxes, digital media adapters (DMAs), and televisions, among others. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these new and rapidly evolving markets and on our ability to have our ICs embedded into products in these markets. Many factors could slow or prevent the expansion of these markets, including general economic conditions, other competing technologies and products, pricing pressures, uncertainty about industry standards, technology challenges associated with powerline technology, and insufficient interest in new technology innovations. In addition, even if these markets expand, manufacturers of products in these markets may not choose to embed our ICs in their own products, but rather may adopt communications solutions from our competitors, develop their own, or delay embedding pending the release of new communications products or standards. Moreover, market acceptance of the products of manufacturers that do embed our ICs may not occur at all or as quickly as expected. Furthermore, to the extent that there are any problems or defects with embedded ICs, we may be required to incur substantial costs to re-work, repair or replace the entire product into which the ICs are embedded. In any such case, our business could be materially and adversely affected.

As we rely on a limited number of third parties to manufacture, assemble and test our IC products and to supply required parts and materials, we are exposed to significant supplier risks.

As a fabless semiconductor company, we do not maintain our own manufacturing, assembly or testing facilities. Instead, we rely on a limited number of third-party vendors to manufacture, assemble and test the products we design. In recent years, we have historically used a single wafer foundry to manufacture our HomePlug-based wafers. However, during the second half of 2008, we began using a second wafer foundry to manufacture the wafers for two of our HomePlug-based ICs. We also use this second wafer foundry to manufacture wafers for our command and control ICs. However, we still use only one foundry for each of our ICs except our HomePlug 1.0 with Turbo IC. We also use only a limited number of principal subcontractors for the assembly and testing of our ICs. In addition, our third-party vendors that test our products often utilize third-party test equipment. As we rely on these vendors and their use of third-party test equipment, we have less control over quality assurance, delivery schedules and costs, which could result in product shortages and increased costs. The production of our ICs for powerline communications requires a wide range of parts and materials, which our foundry suppliers currently procure from domestic and foreign sources. Some components have a long-lead time, requiring us to place orders months in advance of our anticipated demand, which increases our risk that forecasts will vary substantially from actual demand and which could lead to excess inventory or loss of sales, particularly during product transitions. In addition, in some cases, we rely on a sole source for certain components, including the third-party analog front-end devices used in some of our HomePlug AV-based products. If any of our third-party vendors ceases to do business, fails to provide us in a timely manner with the products and services we request, fails to meet the pricing or performance standards we require or terminates its relationship with us, including as a result of our proposed merger with Atheros, we may be unable to obtain replacement products or services to fill customer orders in a timely and cost-effective manner, if at all, and our relationships with our customers and our sales could suffer.

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

Although most of the transceiver ICs we sell are based upon the HomePlug 1.0 and HomePlug AV specifications adopted by the HomePlug Powerline Alliance, the HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our ICs or to create new ICs in order to comply with the new specifications. More than 70 companies are members of the HomePlug Powerline Alliance, including some of our competitors that have developed or may in the future develop technology competitive to ours that could be included in future HomePlug specifications. In addition, other industry associations formed to promote powerline communications, such as the Universal Powerline Association (UPA), the HD-PLC Alliance and the Consumer Electronics Powerline Communication Alliance (CEPCA), have already established their own specifications for powerline communications or the coexistence among powerline communications products, and these specifications conflict with the specifications adopted by the HomePlug Powerline Alliance. Other groups that have more international recognition as independent SDOs, such as the Institute of Electrical and Electronics Engineers Communications Society (IEEE) and the International Telecommunication Union (ITU), as well as regional SDOs with strong local support, are working on the adoption of powerline and anywire wireline communications standards that may be different from and incompatible with the specifications adopted by the HomePlug Powerline Alliance and used by our products. For example, in July 2009, the IEEE 1901 standards work group on powerline communications approved the in-home and access 1901 draft powerline standards, which include technology contributions from HomePlug and Panasonic, among others. The draft standards provide for the flexibility to support either the HomePlug AV or the Panasonic physical layer. Under this approach, future ICs based on the draft standards would use either one or the other physical layers and would interoperate with other future products using the same physical layer as well as with existing products based on the same physical layer. Future products using different physical layers would coexist but not interoperate. Although we believe that our HomePlug AV ICs would interoperate with the HomePlug physical layer version of the 1901 draft standard, we are unable to predict whether or when the final specification will be confirmed by the IEEE or, if it is, the degree to which the final specification, or subsequent changes to the specification, will require us to make changes to our existing ICs or to IC designs we have in progress. With respect to the anywire communications standard being developed by the ITU, although work continues on the media access control layer for the proposed standard, in October 2009, the ITU G.hn work group approved the physical layer components for the proposed standard. We do not believe that our HomePlug AV ICs would interoperate or coexist with the G.hn physical layer that was approved. We are unable to predict whether or when a final G.hn specification will be ratified by the ITU or, if it is, the degree to which the final specification, or subsequent changes to the specification, may require us to make changes to our existing ICs or to IC designs we have in progress in order to have those ICs or IC designs qualify as G.hn compliant.

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

While we only derived a small portion of our revenue from sales of our ICs to customers in the commercial and utility markets in the three months ended September 30, 2009, we expect to continue to strive to achieve sales of our ICs to customers in these markets. Customers in the commercial market use our ICs to enable distribution of broadband services and back channel communications over existing electrical wiring and coaxial cable to individual units within apartment buildings and other MDUs. Customers in the utility market use our ICs in smart grid and broadband over powerline applications. Although service providers in the commercial market and electric utilities in the utility market are conducting field trials and limited deployments of these applications, the number of volume commercial deployments is low.

Our ability to maintain and increase revenue in the commercial and utility markets depends upon the growth of these markets, the standards and technologies adopted for use in these markets and our competitive position within such markets. We have fewer strategic and customer relationships in these markets and, in some cases, different competitors than we have in the digital home market. The growth of the commercial market will depend, in part, on the expansion of Internet, video-on-demand and other broadband services to MDUs. In the utility market, the growth of smart grid management and broadband over powerline applications will depend upon a number of factors, including a favorable utility regulatory environment that allows the cost of smart grid systems to be funded by the utility’s rate base and the development of new third-party products and services, as well as business models, necessary to commercialize these applications. In recent periods, customer interest in broadband over powerline applications has declined due to concerns about the financial and operational success of such systems, while customer interest in smart grid applications has increased. The standards and technologies that will be used in utility and smart grid applications are still being determined and both narrowband and broadband powerline and wireless technologies are being considered, as well as hybrid systems, with narrowband communications systems being more prevalent to date. We do not offer narrowband powerline ICs or wireless ICs for smart grid applications. In addition, the sales cycle for commercial and utility customers is typically long. If demand for utility applications using our broadband powerline ICs does not grow or we are otherwise unable to increase our revenue within these markets, our business could be materially and adversely affected. We may also need to make changes to our existing products or develop new products for our commercial and utility business to be successful. For example, the HomePlug Powerline Alliance is working on a proposed powerline specification for narrowband smart grid applications as well as a proposed specification for broadband over powerline applications. The IEEE is also working on an access powerline standard as part of its 1901 initiative as well as other standards efforts. To the extent we develop new products or product enhancements for these markets, we will be required to expend significant resources and to adapt our business processes to address the unique challenges and requirements of these markets. However, there is no assurance that any products we develop based on these specifications would be successful. If we are unsuccessful in tailoring our existing products or creating new products to meet the needs of our customers in the commercial and utility markets on a timely and cost-effective basis, we will remain at a competitive disadvantage to other companies that currently service these markets, we will be unable to grow or maintain our sales in these markets, and the growth of our overall business may be adversely affected.

Our ability to compete may be affected by our ability to protect our intellectual property and proprietary information.

We believe that the protection of our intellectual property rights, both domestic and foreign, is and will continue to be important to the success of our business. To protect our proprietary technologies and processes, we rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods. We currently have 35 issued U.S. patents and 45 pending U.S. patents, with foreign counterparts in some jurisdictions. The process of seeking patent protection can be long and expensive. We cannot be certain that any currently pending or future applications will actually result in issued patents, and our existing and future patents may be challenged. The rights granted under any issued patents may not be of sufficient scope or strength to provide meaningful protection or provide us with a competitive advantage, and our competitors may be able to develop similar or superior technology to our own now or in the future. Any future infringement upon our intellectual property or proprietary information may require us to engage in litigation in the future. Such litigation could result in significant costs to us and the distraction of our management. Despite our efforts to protect our intellectual property and proprietary information, some of our innovations may not be protectable. Some countries may limit or deny protection of our patents, copyrights, trademarks and trade secrets. In addition, the steps that we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation or infringement of our intellectual property rights. If our patents do not adequately protect our technology, our competitors may be able to offer similar products and may also be able to develop similar technology, designed around our patents. In addition, it is possible that third parties may copy or obtain and use our proprietary information without our authorization, and no adequate remedies may be available. The ability of our competitors to access and use our proprietary information may inhibit our ability to compete.

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

Any of these problems may delay the introduction, volume shipment and market acceptance of the applicable products, harm our ability to retain existing customers and attract new customers, adversely affect sales and cause existing customers to cancel orders or return previously sold product. If any of these problems are not found until after we have commenced commercial production of a product, we may be required to incur the cost of product recalls, repairs or replacements and of resolving claims by our customers or third parties. In addition, if any problem is found after our ICs have been incorporated into a customer’s product, we may be required to re-work, repair or replace our customer’s product, which would require us to incur costs substantially higher than the costs of repairing or replacing our ICs alone. Furthermore, these problems may require us to incur additional development and customer support costs in an effort to correct the problems, which could divert human and financial resources from other new product developments, resulting in the delay of those projects as well. The time and expense required to correct IC defects, errors and bugs and to improve manufacturing yields, reliability and quality can be very high, particularly if the masks for smaller geometry ICs must be redesigned, and there is no assurance that we will be able to successfully correct the problems at all or within the time required for the product to be successful in the marketplace. Any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to attract and retain qualified management, technical and other personnel, including as a result of our proposed merger with Atheros, our business could suffer.

Our success depends on our ability to hire and retain experienced executive management and other key employees. Due to the complexity of our products, we are also particularly dependent on qualified research and development personnel who possess unique skills and experience that are not replicated within the company and may be difficult to replace. We have entered into employment agreements with some of our management and other employees. However, these agreements do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. During the pendency of our proposed merger, our employees may experience uncertainty about their future role until or after strategies with regard to the combined company are announced or executed, or there may be employee uncertainty surrounding the future direction of our product and service offerings and strategy on a standalone basis. We also must continue to motivate our employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the proposed merger. These circumstances may adversely affect our ability to retain our executives and key employees. If we were to lose the services of one or more of our executives or key employees, our business could be seriously harmed.

Competition for qualified personnel in the semiconductor industry is intense, and our historic growth has placed a significant burden on our human resources. Our ability to attract new employees may also be harmed by uncertainties associated with our proposed merger with Atheros. If we are unable to attract and retain additional qualified personnel as needed, our business results will be negatively impacted. We maintain our headquarters in Orlando, Florida and a portion of our research and development team and other significant operations in Ocala, Florida. As Central Florida often has few, if any, candidates for the positions we are seeking to fill, and many of the potential candidates we recruit may choose not to relocate to Central Florida, we must expend additional time and expense to recruit new employees for our Central Florida locations from outside of our immediate geography. We have also experienced difficulties in recruiting experienced personnel in other areas. Adverse conditions in the housing markets and home mortgage business may make it more difficult for employees being recruited to relocate, reducing our pool of available personnel or increasing our recruiting and relocation costs. Due to these challenges, we may be unable to attract candidates with the qualifications and experience we desire or we may be required to base certain employees in other locations. Moreover, we may need to incur additional costs to hire contractors to perform certain functions that would ideally be performed by employees. We expect competition in these areas to continue and we may experience similar difficulties in the future. In addition, we may outsource or expand our operations into overseas locations where we could face significant competition for qualified employees or contractors and face additional challenges and incur significant costs in managing those operations from the U.S. We may also face challenges in retaining some of our existing employees to the extent the then current market value of our common stock is substantially below the exercise prices of the stock options held by such employees. If we cannot attract additional key employees or if we do not maintain competitive compensation policies to retain current employees, we may not be able to scale our business and operations effectively, and the efficiency and effectiveness of our operations could be impaired.

We may pursue acquisitions of, or investments in, businesses that may not be successful and that could adversely affect our operating results.

As the complexity and speed of technological changes make it impractical for us to pursue development of all technological solutions on our own, we continually evaluate acquisitions of or investments in businesses that may complement our existing product offerings, augment our market coverage or enhance our technological capabilities, and in the event that our proposed merger with Atheros is not consummated, we expect to continue to evaluate such acquisitions or investments. However, we cannot assure you that we will be able to identify and consummate suitable acquisition or investment transactions in the future.

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

We have incurred, and if we fail to complete our planned merger with Atheros we will continue to incur, increased costs as we comply with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other costs associated with the reporting requirements of public companies. We are required to, among other things, create and periodically review the effectiveness of internal controls over financial reporting and may be required to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the requirements of the Sarbanes-Oxley Act of 2002 and the rules of the SEC and The NASDAQ Global Market oblige our management to devote a substantial amount of time to new compliance initiatives, which could increase our legal and financial compliance costs. These costs of compliance, both in the form of monetary expenditures and additional management responsibilities, have been increasing, making them difficult to estimate with any degree of certainty. We also expect further changes in the laws and regulations affecting public companies. If we fail to complete our planned merger with Atheros, such changes could increase our expenses as we comply with the new requirements.

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

We conduct a substantial amount of our business with customers and third-party vendors located outside the U.S, and our future growth is dependent, in part, on continued geographic expansion. We have four wholly-owned foreign subsidiaries, Intellon Canada Inc., Intellon Hong Kong Limited, Intellon Korea Ltd. and Intellon Taiwan Ltd., and may form additional subsidiaries. We also have employees and distributor relationships in Asia and Europe. Our sales to customers in Asia and Europe accounted for approximately 39.1% and 38.4% of revenue, respectively, in the three months ended September 30, 2009. Our sales to customers in Europe and Asia accounted for approximately 48.3% and 38.6% of revenue, respectively, in the nine months ended September 30, 2009. Nearly all of our sales in Europe are currently to customers in France and Germany. Most of our sales in Asia are in Taiwan but also include sales to customers in China, the Republic of Korea and Singapore, among others. In addition, our customers often integrate our ICs into their products that are then sold to end-customers in various locations, including foreign locations. As a result of our international business relationships, we face numerous risks and challenges, including but not limited to:

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

As of September 30, 2009, we had estimated available U.S. federal income tax net operating loss (NOL) carryforwards of approximately $94.5 million, state income tax net operating loss carryforwards of approximately $61.5 million and estimated U.S. tax credit carryforwards of approximately $4.7 million. To the extent then available, these can be used to offset federal taxable income and federal tax liabilities in future years. Our NOL carryforwards will begin to expire in 2009 and are scheduled to continue to expire through 2029. Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. Our ability to utilize NOL carryforwards and federal tax credit carryforwards may be limited by the issuance of common stock in future offerings or as a result of future events. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon our achieving profitable results. In connection with our initial public offering in December 2007, we experienced an ownership change as defined by Section 382. As a result of this ownership change, our ability to use our federal NOL carryforwards and tax credit carry forwards in subsequent periods is limited to approximately $5.3 million per year, plus recognized built-in gain during the five years beginning on the date of the ownership change. To the extent our use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would if we were able to fully use our net operating loss and tax credit carryforwards in the U.S. In addition, we operate in foreign jurisdictions and are subject to paying foreign taxes even though we have net operating losses. We are also subject to alternative minimum tax.

Risks Related to Ownership of Our Common Stock

Market volatility could reduce your ability to resell shares of our outstanding common stock.

The trading price of our common stock is volatile and is influenced by various factors, some of which are beyond our control. Our stock price recently increased significantly as a result of the announcement of our proposed merger with Atheros. We cannot predict the prices at which, or the volumes in which, our common stock will trade. In addition, public stock markets have recently experienced extreme price and trading volume volatility, as well as sharp price declines, particularly with respect to technology sectors of the market. Stock prices of many technology companies have fluctuated in a manner apparently unrelated or disproportionate to the operating performance of those companies. Historically, periods of volatility in a company’s stock prices as well as merger announcements are sometimes followed by securities class action litigation. Such litigation, if brought against us, could result in substantial legal costs and diversion of management’s attention from the conduct of our business.

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

Since our initial public offering in December 2007, there has been, and we expect that there will continue to be, only a limited volume of trading in our common stock. Although the trading volume in our common stock increased during the second and third quarters of 2009 compared to earlier periods, the increase may not be sustained. We cannot predict whether an active trading market in our common stock will develop or be sustained, or how liquid any such market might become. In the absence of an active public market, it may be difficult for an investor to sell shares of our common stock in the volume, or at a price and time, which is attractive to such investor, if at all. In addition, relatively small trades have had, and may continue to have, a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock. Moreover, the closing prices of our common stock over the past 12 months on the NASDAQ Global Market have ranged from $1.43 to $7.49. At certain of those price levels, with our limited trading volume, the policies and practices of certain institutional investors and brokerage houses may limit investment in our common stock. Furthermore, because much of our common stock is held by our affiliates, unless we achieve a wider dissemination of those shares, a more active trading market in our common stock may not develop. All of these factors may discourage purchases of our common stock, which may further affect the liquidity of our common stock and potentially lead to further declines in our stock price.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1*	Agreement and Plan of Merger dated as of September 8, 2009 among Atheros Communications, Inc., Iceman Acquisition One Corporation, Iceman Acquisition Two LLC, Inc. and Intellon Corporation

3.1**	Amended and Restated Certificate of Incorporation

3.2***	Bylaws, as amended

4.1***	Second Amended and Restated Investors’ Rights Agreement, dated December 15, 2006

10.1****	Office Lease Agreement between Intellon Corporation and Southeast STB Portfolio, LLC, dated September 4, 2009

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 9, 2009.
**	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated June 11, 2009.
***	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-144520).
****	Incorporated by reference to the identical document filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 10, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2009

Intellon Corporation (Registrant)

By:	/s/ BRIAN T. MCGEE
Brian T. McGee
Senior Vice President and Chief Financial Officer